Form 10-Q
period 1994-03-31
MESA INC
filed 1994-05-16
CIK 877930

- - ----------------------------------------------------------------------------

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                  FORM 10-Q
                                  =========


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1994
                                               --------------
                                     or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 1-9041
                                               ------

                                  MESA INC.
                                  =========
           (Exact name of registrant as specified in its charter)


            Texas                                           75-2394500
            -----                                           ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)

2600 Trammell Crow Center
    2001 Ross Avenue
      Dallas, Texas                                            75201
- - -------------------------                                      -----
 (Address of Principal                                       (Zip Code)
   Executive Offices)

                               (214) 969-2200
                               --------------
            (Registrant's telephone number, including area code)

                                 (no change)
                                 -----------
                  (Former name, former address, and former
                 fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES    X       NO
                                                      --------       -------

    Number of shares outstanding as of the close of business on May 13, 1994: 64,050,009.

- - ---------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
==============================
Item 1.  Financial Statements
- - -----------------------------
                                  MESA INC.
                                  =========
                    Consolidated Statements of Operations
                    -------------------------------------
                    (in thousands, except per share data)
                                 (unaudited)

                                                        Three Months Ended
                                                              March 31
                                                        -------------------
                                                          1994       1993
                                                        --------   --------
REVENUES:
     Natural gas......................................  $ 40,706   $ 40,987
     Natural gas liquids..............................    16,272     17,840
     Oil and condensate...............................     1,611      3,934
     Other............................................     2,495      1,065
                                                        --------   --------
                                                          61,084     63,826
                                                        --------   --------
COSTS AND EXPENSES:
     Lease operating..................................    13,648     13,767
     Production and other taxes.......................     5,222      5,415
     Exploration charges..............................       772        573
     General and administrative.......................     5,954      5,780
     Depreciation, depletion and amortization.........    25,312     28,259
                                                        --------   --------
                                                          50,908     53,794
                                                        --------   --------
OPERATING INCOME......................................    10,176     10,032
                                                        --------   --------
OTHER INCOME (EXPENSE):
     Interest income..................................     2,422      2,693
     Interest expense.................................   (36,166)   (34,952)
     Other............................................     5,802      5,139
                                                        --------   --------
                                                         (27,942)   (27,120)
                                                        --------   --------
NET LOSS..............................................  $(17,766)  $(17,088)
                                                        ========   ========

NET LOSS PER COMMON SHARE.............................  $   (.37)  $   (.44)
                                                        ========   ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING............    47,449     38,571
                                                        ========   ========

        (See accompanying notes to consolidated financial statements.)

                                  MESA INC.
                                  =========
                         Consolidated Balance Sheets
                         ---------------------------
                      (in thousands, except share data)

                                                   March 31,    December 31,
                         ASSETS                       1994          1993
                                                  -----------   ------------
CURRENT ASSETS:                                   (unaudited)
     Cash and cash investments...................  $  125,353    $  138,709
     Marketable securities.......................       7,270        11,319
     Accounts receivable.........................      36,288        43,442
     Other.......................................       3,251         2,732
                                                   ----------    ----------
          Total current assets...................     172,162       196,202
                                                   ----------    ----------
PROPERTY, PLANT AND EQUIPMENT:
     Oil and gas properties, wells and
       equipment, using the successful
       efforts method of accounting..............   1,848,411     1,846,237
     Office and other............................      41,432        41,064
     Accumulated depreciation, depletion
       and amortization..........................    (720,661)     (695,455)
                                                   ----------    ----------
                                                    1,169,182     1,191,846
                                                   ----------    ----------
OTHER ASSETS:
     Restricted cash of subsidiary partnership...      61,107        62,649
     Gas balancing receivable....................      47,718        47,101
     Other.......................................      34,811        35,584
                                                   ----------    ----------
                                                      143,636       145,334
                                                   ----------    ----------
                                                   $1,484,980    $1,533,382
                                                   ==========    ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt........  $   55,122    $   67,657
     Accounts payable and accrued liabilities....      25,263        33,375
     Interest payable............................       5,200        19,012
                                                   ----------    ----------
          Total current liabilities..............      85,585       120,044
                                                   ----------    ----------
LONG-TERM DEBT...................................   1,221,341     1,173,637
                                                   ----------    ----------
DEFERRED REVENUE.................................      22,278        22,707
                                                   ----------    ----------
OTHER LIABILITIES................................      58,684       102,133
                                                   ----------    ----------
CONTINGENCIES


MINORITY INTEREST................................        --           2,732
                                                   ----------    ----------
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, authorized
       10,000,000 shares; no shares issued and
       outstanding...............................        --            --
     Common stock, $.01 par value, authorized
       100,000,000 shares; outstanding 47,762,109
       and 46,511,439 shares, respectively.......         478           465
     Additional paid-in capital..................     306,060       303,344
     Accumulated deficit.........................    (209,446)     (191,680)
                                                   ----------    ----------
                                                       97,092       112,129
                                                   ----------    ----------
                                                   $1,484,980    $1,533,382
                                                   ==========    ==========

        (See accompanying notes to consolidated financial statements.)

                                  MESA INC.
                                  =========
                    Consolidated Statements of Cash Flows
                    -------------------------------------
                               (in thousands)
                                 (unaudited)
                                                        Three Months Ended
                                                              March 31
                                                        -------------------
                                                          1994       1993
                                                        --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss.......................................... $(17,766)  $(17,088)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation, depletion and amortization.....   25,312     28,259
          Accreted interest on discount notes..........   20,174       --
          Litigation settlement........................  (42,750)      --
          Securities (gains) losses....................      919     (5,509)
          Changes in operating receivables and payables  (14,141)    (4,599)
          Changes in marketable securities, net........    3,129     (3,185)
          Other........................................    1,214      1,284
                                                        --------   --------
          Cash used in operating activities............  (23,909)      (838)
                                                        --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures..............................   (2,635)    (9,245)
     Other.............................................   (3,308)       365
                                                        --------   --------
          Cash used in investing activities............   (5,943)    (8,880)
                                                        --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Long-term borrowings..............................   42,750       --
     Repayments of long-term debt......................  (27,755)   (19,500)
     Other.............................................    1,501        469
                                                        --------   --------
          Cash provided by (used in)
            financing activities.......................   16,496    (19,031)
                                                        --------   --------
NET DECREASE IN CASH AND CASH INVESTMENTS..............  (13,356)   (28,749)

CASH AND CASH INVESTMENTS AT BEGINNING OF PERIOD.......  138,709    157,197
                                                        --------   --------
CASH AND CASH INVESTMENTS AT END OF PERIOD............. $125,353   $128,448
                                                        ========   ========

        (See accompanying notes to consolidated financial statements.)

                                  MESA INC.
                                  =========
         Consolidated Statement of Changes in Stockholders' Equity
         ---------------------------------------------------------
                               (in thousands)
                                 (unaudited)




                                  Common Stock    Additional
                                ---------------    Paid-in    Accumulated
                                Shares   Amount    Capital      Deficit
                                ------   ------   ----------  -----------


BALANCE, December 31, 1993..... 46,511    $465     $303,344    $(191,680)

     Net loss..................   --       --          --        (17,766)

     Common stock issued for
       conversion of the
       General Partner
       minority interest.......  1,251      13        2,716         --
                                ------    ----     --------    ---------
BALANCE, March 31, 1994........ 47,762    $478     $306,060    $(209,446)
                                ======    ====     ========    =========

        (See accompanying notes to consolidated financial statements.)

                                  MESA INC.
                                  =========
                 Notes to Consolidated Financial Statements
                 ------------------------------------------
                               March 31, 1994
                                 (unaudited)


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ===========================================================

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

     The consolidated financial statements of the Company for the three-month periods ended March 31, 1994 and 1993 are unaudited but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

Principles of Consolidation
- - ---------------------------

     The Company owns and operates its oil and gas properties and other assets through various direct and indirect subsidiaries. Pursuant to the Corporate Conversion, the Company obtained a 95.86% limited partnership interest and Boone Pickens (the General Partner) obtained a 4.14% general partner interest in three direct subsidiary partnerships. On December 31, 1993, the General Partner converted approximately one-fourth of his general partner interests into 416,890 shares of common stock. In early 1994, the Company effected a series of merger transactions which resulted in the conversion of each of its direct subsidiary partnerships to corporate form (see note 7). Pursuant to these mergers, the remaining general partner interests in the Company's subsidiary partnerships held directly or indirectly by the General Partner were converted into 1,250,670 shares of common stock, thereby eliminating the minority interest.

     The accompanying consolidated financial statements reflect the consolidated accounts of the Company and its subsidiaries after elimination of intercompany transactions. The General Partner's interest, prior to the conversion into common stock discussed above, is reflected as a minority interest in the consolidated financial statements.

    Certain reclassifications have been made to amounts reported in previous years to conform to 1994 presentation.

Statements of Cash Flows
- - ------------------------

     For purposes of the statements of cash flows, the Company classifies all cash investments with original maturities of three months or less as cash and cash investments.

Investments
- - -----------

     On January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The Company's portfolio of securities is classified as "trading securities" under the provisions of SFAS No. 115 and is reported at fair value, with unrealized gains and losses included in the net income (loss) for the current period. The cost of securities sold is determined on the first-in, first-out basis. Prior to January 1, 1994, investments in marketable securities were stated at the lower of cost or market. The adoption of SFAS No. 115 on January 1, 1994, did not have a material effect on the financial position or results of operations of the Company.

     The Company also enters into various futures contracts which are not intended to be hedges of future natural gas or crude oil production and are periodically adjusted to market prices. Gains and losses from such contracts are included in securities gains (losses) in the statements of operations. Prior to January 1, 1994, investments in marketable securities are stated at the lower of cost or market.

Oil and Gas Properties
- - ----------------------

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

Net Loss Per Common Share
- - -------------------------

     The computations of net loss per common share are based on the weighted average number of common shares outstanding during each period.

Fair Value of Financial Instruments
- - -----------------------------------

     The Company's financial instruments consist of cash, marketable securities, short-term trade receivables and payables, restricted cash and long-term debt. The carrying values of cash, short-term trade receivables and payables, notes receivable and restricted cash approximate fair value. Marketable securities are stated at fair value. The fair value of long-term debt is estimated based on the market prices for the Company's publicly traded debt and on current rates available for similar debt with similar maturities and security for the Company's remaining debt.

Gas Revenues
- - ------------

     The Company recognizes its ownership interest in natural gas sales as revenue. Actual production quantities sold by the Company may be different than its ownership share of production in a given period. If the Company's natural gas sales exceed its ownership share of production, the excess is recorded as deferred revenue. Gas balancing receivables are recorded when the Company's ownership share of production exceeds its natural gas sales. The Company also accrues production expenses related to its ownership share of production. At March 31, 1994, the Company had produced and sold a net
13.9 billion cubic feet (Bcf) of natural gas less than its ownership share of production and had recorded gas balancing receivables, net of deferred revenues, of approximately $28.6 million. Substantially all of the Company's gas balancing receivables and deferred revenue is classified as long-term.

Taxes
- - -----

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

(2)  RESOURCES AND LIQUIDITY
     =======================

     At March 31, 1994, the Company's long-term debt, net of current maturities, totaled approximately $1.2 billion (see note 4). The Company also had approximately $86.6 million of working capital; cash and securities totaled approximately $132.6 million. Included in the $132.6 million of cash and securities is $29.4 million of cash held by Hugoton Capital Limited Partnership (HCLP), an indirect subsidiary partnership. The assets of HCLP (which include substantially all of the Company's Hugoton field natural gas properties and approximately $61 million of restricted cash) are dedicated to service HCLP's $520 million of secured debt (the HCLP Secured Notes) and are not available to pay creditors of the Company or its other subsidiaries.

See note 4 for additional discussion. The Company's cash flows from operating activities are substantially dependent on the amount of oil and gas produced and the prices received for such production. Production and prices received from HCLP properties, together with cash held by HCLP, are expected, under the Company's current operating plan, to generate sufficient cash flow to meet HCLP's required principal, interest and capital expenditure obligations. However, HCLP's cash flows are not expected to be sufficient to permit HCLP to distribute any excess cash to Company subsidiaries until at least 1995. The Company contributed $5.8 million to HCLP in the first quarter of 1994 to make scheduled principal payments and, depending upon capital requirements and natural gas and liquids prices, may advance as much as $10 million to HCLP in 1994 to cover HCLP capital expenditures in excess of scheduled capital expenditures.

     In recent years, the Company has repaid or refinanced a substantial amount of its debt, including debt refinanced pursuant to a debt exchange (the Debt Exchange) completed in August 1993 in which almost $600 million of 12% and 13-1/2% subordinated notes (together, the Subordinated Notes) and $100 million of bank debt were restructured (see note 4). The Debt Exchange resulted in the issuance of new debt securities in exchange for substantially all of the Subordinated Notes. The primary benefit to the Company of the Debt Exchange was to defer beyond June 30, 1995 the payment of over $150 million of interest payments which would have otherwise been required from mid-1993 through mid-1995. In the second quarter of 1994, the Company completed a public offering of 16.3 million shares of common stock (including 1.3 million shares sold pursuant to the underwriters' over-allotment option) at a public offering price of $6.00 per share (the Equity Offering). The Equity Offering resulted in net proceeds to the Company of $93.7 million which will be used to redeem long-term debt. The debt to be repaid includes the $6.3 million of 12% subordinated notes outstanding, plus accrued interest, and $87.3 million of the 12-3/4% unsecured discount notes which were scheduled to mature in 1996.

     The Company expects to service its debt obligations and meet capital expenditure requirements through 1995 with cash flows from operating activities and available cash and securities balances. On December 31, 1995, the Company will begin making interest payments on the 12-3/4% secured discount notes due June 30, 1998 and the remaining 12-3/4% unsecured discount notes due June 30, 1996 (together, the Discount Notes) issued in the Debt Exchange. Assuming no additional changes in the Company's capital structure prior to such date, the Company will be required to make cash interest payments related to the Discount Notes totaling approximately $44.4 million on December 31, 1995 and approximately $83.8 million during 1996.
In addition, 12-3/4% unsecured discount notes in the amount of $79.0 million become due in mid-1996. The Company's current financial forecasts indicate that the Company may be unable to fund its debt service and capital expenditure requirements in 1996 with cash flows from operating activities and available cash and securities balances. Depending on industry and market conditions, the Company may generate cash by issuing additional equity or debt securities or selling assets. However, the Company has a limited ability to sell assets since its two largest assets, its interests in the Hugoton and West Panhandle fields, are pledged under long-term debt agreements. The Company has filed a shelf registration statement for the issuance and sale of up to $300 million of debt securities. If and when such debt securities are issued, the net proceeds will be used to retire existing debt. There can be no assurances that the Company will be able to issue any such debt securities, raise additional equity capital or otherwise refinance its debt.

(3)  MARKETABLE SECURITIES
     =====================

     The fair value of marketable securities is as follows (in thousands):

                                                   March 31,    December 31,
                                                     1994           1993
                                                   ---------    ------------

     Cost........................................   $ 8,365       $11,788
     Unrealized loss.............................    (1,095)         (469)
                                                    -------       -------
          Fair value.............................   $ 7,270       $11,319
                                                    =======       =======

     For the three months ended March 31, 1994, the Company recognized a net loss of $.9 million from its investments in securities and futures contracts compared with a net gain for the same period in 1993 of $5.5 million. The net securities gains do not include gains or losses from natural gas futures contracts accounted for as hedges of natural gas production. Hedge gains or losses are included in natural gas revenue in the period in which the hedged production occurs (see note 1).

     The net securities gains and losses recognized during a period include both realized and unrealized gains and losses. During the three month period ended March 31, 1994, the Company realized net gains of $.6 million from securities transactions and futures contracts. The Company realized net losses from securities transactions and futures contracts of $2.0 million during the three month period ended March 31, 1993.

(4)  LONG-TERM DEBT
     ==============

     Long-term debt and current maturities are as follows (in thousands):

                                                    March 31,   December 31,
                                                      1994          1993
                                                   ----------   ------------

     HCLP Secured Notes..........................  $  520,180    $  541,600
     Credit Agreement............................      52,813        59,148
     12-3/4% secured discount notes..............     531,127       472,939
     12-3/4% unsecured discount notes............     153,312       148,576
     12% subordinated notes......................       6,336         6,336
     13-1/2% subordinated notes..................       7,390         7,390
     Other.......................................       5,305         5,305
                                                   ----------    ----------
                                                    1,276,463     1,241,294
     Current maturities..........................     (55,122)      (67,657)
                                                   ----------    ----------
     Long-term debt..............................  $1,221,341    $1,173,637
                                                   ==========    ==========

HCLP Secured Notes
- - ------------------

     HCLP holds substantially all of the Company's Hugoton field natural gas properties. In 1991, HCLP issued $616 million of secured notes in a private placement with a group of institutional lenders. The issuance replaced $550 million of bank debt and funded a $66 million restricted cash balance within HCLP. The restricted cash balance is available to supplement cash flows from the HCLP properties in the event such cash flows are not sufficient to fund principal and interest payments on the HCLP Secured Notes when due. As the HCLP Secured Notes are repaid, the required restricted cash balance is reduced.

     The HCLP Secured Notes were issued in 15 series and have final stated maturities extending through 2012 but can be retired earlier. In February 1994, $21.4 million of principal was repaid as scheduled. As of March 31, 1994, approximately $96.4 million of principal has been repaid as scheduled.

The HCLP Secured Notes outstanding at March 31, 1994 bear interest at fixed rates ranging from 8.80% to 11.30% (weighted average 10.27%). Principal and interest payments are made semiannually. Provisions in the HCLP Secured Note agreements require interest rate premiums to be paid to the noteholders in the event that the HCLP Secured Notes are repaid more rapidly or slowly than scheduled in the agreements. Such premiums, if required, would increase the effective interest rate of the HCLP Secured Notes.

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

     Revenues received from production from HCLP's Hugoton properties are deposited in a collection account maintained by a collateral agent (Collateral Agent). The Collateral Agent releases or reserves funds, as appropriate, for the payment of royalties, taxes, operating costs, capital expenditures and principal and interest on the HCLP Secured Notes. Only after all required payments have been made may any remaining funds held by the Collateral Agent be released from the mortgage. However, HCLP's cash flows are not expected to be sufficient to permit HCLP to distribute any excess cash to other Company subsidiaries until at least 1995.

     The restricted cash balance and cash held by the Collateral Agent for payment of interest and principal on the HCLP Secured Notes are invested by the Collateral Agent under the terms of a guaranteed investment contract
(GIC) with Morgan Guaranty Trust Co. of New York (Morgan). Morgan was paid $13.9 million at the date of issuance of the HCLP Secured Notes to guarantee that funds invested under the GIC would earn an interest rate equivalent to the weighted average coupon rate on the outstanding principal balance of the HCLP Secured Notes (10.27% at March 31, 1994). A portion of this amount may be refunded if the HCLP Secured Notes are repaid earlier than if HCLP had produced according to its scheduled production, depending primarily on prevailing interest rates at that time.

     In the first quarter of 1992, the Company contributed $32 million in cash to HCLP, which funds were previously not subject to the mortgage. A portion of such funds has been used to supplement HCLP's cash flows in order to make scheduled principal payments on the HCLP Secured Notes. In February 1994, the Company contributed an additional $5.8 million to HCLP which, along with $10.3 million of HCLP cash not subject to the mortgage, was used to supplement HCLP's cash flows in order to make the February 1994 scheduled principal payment. At March 31, 1994, approximately $14.5 million of HCLP's cash was not subject to the mortgage. The Company may also advance up to $10 million to HCLP in 1994 to fund expected capital expenditures in excess of scheduled capital expenditures.

     HCLP cash balances were as follows (in thousands):

                                                    March 31,   December 31,
                                                       1994         1993
                                                    ---------   ------------

     Cash included in current assets...............  $29,380      $40,446
                                                     =======      =======
     Restricted cash included in noncurrent assets.  $61,107      $62,649
                                                     =======      =======

     In connection with the formation of HCLP and the issuance of the HCLP Secured Notes, Mesa Operating Co. (MOC), the successor to Mesa Operating Limited Partnership, a Company subsidiary which owns substantially all of the limited partnership interests of HCLP, entered into a services agreement with HCLP. MOC provides services necessary to operate the Hugoton field properties and market production therefrom, process remittances of production revenues and perform certain other administrative functions in exchange for a services fee. The fee totaled approximately $4.8 million for the first quarter of 1994 and $4.4 million for the same period in 1993.

Credit Agreement
- - ----------------

     The Company's previous $150 million bank credit agreement was amended in conjunction with the completion of the Debt Exchange in August 1993. The amended bank credit agreement (the Credit Agreement) initially provided for $80 million of initial borrowings and $10 million in letter of credit obligations and required scheduled principal payments of $10 million in the fourth quarter of 1993, $30 million in the first half of 1994, and the remaining balance at final maturity in the second quarter of 1995 (including an obligation to cash collateralize any remaining letter of credit obligations outstanding at that time). As of March 31, 1994, the Company had borrowed approximately $52.8 million under the Credit Agreement and had outstanding $10.4 million in letter of credit obligations secured under the Credit Agreement.

     The terms of the Credit Agreement require prepayment of the next scheduled principal payment in the amount of one-half of any proceeds from certain asset sales or collections from Bicoastal Corporation (Bicoastal) pursuant to its bankruptcy reorganization plan. As a result of the proceeds from asset sales and collections from Bicoastal during 1993 and 1994, approximately $10.5 million of the $30 million due under the Credit Agreement in the first half of 1994 was prepaid in 1993 and $6.3 million was prepaid in the first quarter of 1994.

     The rate of interest payable on borrowings under the Credit Agreement is the prime rate plus 1/2% or the Eurodollar rate plus 2-1/2% until borrowings are reduced to $50 million, and thereafter, subject to certain conditions, a rate equal to the Eurodollar rate plus 1-1/2% or the prime rate. Obligations under the Credit Agreement are secured by a first lien on the Company's West Panhandle field properties, by the Company's equity interest in MOC and by 76% of MOC's equity interest in HCLP.

     The Credit Agreement requires the Company to maintain tangible adjusted equity, as defined, of $50 million. At March 31, 1994, the Company's tangible adjusted equity, as defined, was $97.1 million. As a result of the completion of the Equity Offering in the second quarter of 1994, the Company's tangible adjusted equity, as defined, will initially increase by approximately $93 million.

     The Credit Agreement also requires the Company to maintain a ratio of cash flow and available cash to debt service, as each is defined, of 1.50 to 1 as of the end of each fiscal quarter. During the first quarter of 1994, the Company settled its litigation with Unocal Corporation (Unocal) (see note 6). Under the terms of the Credit Agreement, the Company was required to repay intercompany debt (see note 7) prior to issuing additional 12-3/4% secured discount notes to fund the Unocal settlement. Based on the definitions of available cash and debt service, the repayment of the intercompany obligation caused the ratio as calculated at March 31, 1994, to be 1.29 to 1, and is expected to cause the ratio to be below the requirement at June 30, 1994. The Company requested and received a waiver from the banks for this requirement as of March 31 and June 30, 1994.

     The provisions of the Credit Agreement prohibit the Company from paying any dividends to equity holders, other than those paid in the form of equity securities.

Discount Notes
- - --------------

     The Debt Exchange was consummated on August 26, 1993. Under the terms of the Debt Exchange, holders of approximately $293.7 million aggregate principal amount of 12% subordinated notes and $292.6 million aggregate principal amount of 13-1/2% subordinated notes (together with approximately $28.6 million of accrued interest claims thereon) received approximately $435.5 million initial accreted value, as defined, of 12-3/4% secured discount notes due June 30, 1998; $136.9 million initial accreted value, as defined, of 12-3/4% unsecured discount notes due June 30, 1996; $29.3 million principal amount of 0% convertible notes due June 30, 1998; and, in the case of 13-1/2% subordinated noteholders, $13.2 million in cash. The new notes, which rank pari passu with each other, are senior in right of payment to the remaining Subordinated Notes and subordinate to all permitted first lien debt, as defined, including the Credit Agreement.

     The Discount Notes will bear no interest through June 30, 1995; however, the accreted value, as defined, of both series will increase from May 1, 1993 through June 30, 1995 at 12-3/4% per year, compounded semiannually, with the first compounding date being June 30, 1993. After June 30, 1995, each series will accrue interest at an annual rate of 12-3/4%, payable in cash semiannually in arrears, with the first payment due December 31, 1995. The 0% convertible notes were converted into approximately 7.5 million shares of common stock in December 1993.

     In the second quarter of 1994, the Company completed the Equity Offering (see note 2). The Company will use $87.3 million of the $93.7 million of proceeds from the Equity Offering to redeem $99.8 million face amount at maturity of 12-3/4% unsecured discount notes due in 1996. The notes will be redeemed on May 31, 1994.

     The 12-3/4% secured discount notes are secured by second liens on the Company's West Panhandle field properties and on 76% of MOC's equity interest in HCLP, both of which currently secure obligations under the Credit Agreement. The Company's right to maintain first lien debt, as defined, is limited by the terms of the Discount Notes to $82.5 million.

     The indentures governing the Discount Notes restrict, among other things, the Company's ability to incur additional indebtedness, pay dividends, acquire stock or make investments, loans and advances.

     On March 2, 1994, the Company issued $48.2 million face amount of additional 12-3/4% secured discount notes due June 30, 1998. The proceeds of $42.8 million were used to pay the settlement amount arising from the early 1994 settlement of a lawsuit with Unocal. The additional indebtedness incurred to settle the Unocal lawsuit is specifically permitted under the terms of the indentures governing the Discount Notes and under the Credit Agreement. See note 6 for additional discussion of the Unocal litigation.

Subordinated Notes
- - ------------------

     The 12% subordinated notes are unsecured and mature in 1996. Interest on these notes is payable quarterly and, at the option of the Company, may be paid in common stock of the Company. Proceeds from the Equity Offering (see note 2) will be used to redeem the 12% subordinated notes on May 31, 1994. The 13-1/2% subordinated notes are unsecured and mature in 1999. Interest on these notes is payable semiannually in cash.

Interest and Maturities
- - -----------------------

     The aggregate interest payments made during the three months ended March 31, 1994 and 1993 were $28.8 million and $39.5 million, respectively. Payment of approximately $20.2 million of interest incurred during the three months ended March 31, 1994 has been deferred under the terms of the Debt Exchange until the repayment dates of the Discount Notes. Such interest is included in interest expense in the consolidated statement of operations.

     The scheduled principal repayments on long-term debt for the remainder of 1994 and for the four succeeding years are as follows (in millions):

                                       1994    1995    1996    1997    1998
                                      ------  ------  ------  ------  ------

     HCLP Secured Notes.............  $ 21.4  $ 39.3  $ 45.4  $ 46.7  $ 47.5
     Credit Agreement(a)............    13.2    39.6     --      --      --
     12-3/4% secured
       discount notes...............     --      --      --      --    617.4
     12-3/4% unsecured
       discount notes...............    87.3(b)  --     79.0     --      --
     12% subordinated notes.........     6.3(b)  --      --      --      --
     Other..........................     5.3     --      --      --      --
                                      ------  ------  ------  ------  ------
          Total.....................  $133.5  $ 78.9  $124.4  $ 46.7  $664.9
                                      ======  ======  ======  ======  ======

(a) Excludes approximately $10 million in letter of credit obligations currently outstanding and required to be cash collateralized in 1995.

(b) Reflects optional debt repayments in 1994 with proceeds from the Equity Offering.

Fair Value of Long-Term Debt
- - ----------------------------

     Based on borrowing rates currently available for secured debt with similar maturities and credit rating, the fair value of the HCLP Secured Notes at March 31, 1994 is estimated to be approximately $567 million.

     Based on borrowing rates currently available for bank loans with similar collateral, the fair value of the borrowings under the Credit Agreement at March 31, 1994, is estimated to be their carrying value.

     The Discount Notes are publicly traded but not listed on a national trading exchange. Based on trading prices available at March 31, 1994, the fair value of the 12-3/4% secured discount notes is estimated to be approximately $501 million and the fair value of the 12-3/4% unsecured discount notes is estimated to be approximately $149 million.

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

(5)  STOCKHOLDERS' EQUITY
     ====================

     At December, 31, 1993, the Company had outstanding 46.5 million shares of common stock and the Company owned a 97.38% interest in its direct subsidiaries; the General Partner owned a 2.62% interest. In January 1994, the remaining 2.62% general partner interest was converted into approximately 1.25 million shares of common stock, increasing the number of shares outstanding at March 31, 1994 to 47.8 million shares. See note 1 for further discussion of the conversion in 1994 of the remaining general partner interest into common stock of the Company.

     In the second quarter of 1994, the Company completed the Equity Offering which resulted in the issuance of an additional 16.3 million shares of common stock, which increased the number of shares of common stock outstanding to 64.1 million, and an increase in stockholders' equity of approximately $93 million. Proceeds from the Equity Offering will be used to reduce long-term debt.

     The Company has authorized 10 million shares of preferred stock. No shares of preferred stock have been issued as of March 31, 1994.

(6)  CONTINGENCIES
     =============

Unocal
- - ------

     The Company was subject to a lawsuit relating to a 1985 investment in Unocal which asserted that certain profits allegedly realized by the Company and other defendants upon the disposition of Unocal common stock in 1985 were recoverable by Unocal pursuant to Section 16(b) of the Securities Exchange Act of 1934. On January 11, 1994, the Company and the other defendants entered into a settlement agreement (the Settlement Agreement) whereby they agreed to pay Unocal an aggregate of $47.5 million, of which $42.75 million was to be paid by the Company and $4.75 million by the other defendants. The Settlement Agreement was approved by the court on February 28, 1994. The Company funded its share of the settlement amount with proceeds from issuance of additional long-term debt. See note 4 for discussion of the issuance of the additional long-term debt.

     As a result of the settlement, the Company recognized a $42.8 million loss in the fourth quarter of 1993.

Masterson
- - ---------

     In February 1992, the current lessors of an oil and gas lease (the Gas Lease) dated April 30, 1955, between R. B. Masterson, et al., as lessor, and Colorado Interstate Gas Company (CIG), as lessee, sued CIG in Federal District Court in Amarillo, Texas, claiming that CIG had underpaid royalties due under the Gas Lease. The Company owns an interest in the Gas Lease.
The plaintiffs, in their Second Amended Complaint, included the Company as a defendant. The plaintiffs allege that the underpayment was the result of CIG's use of an improper gas sales price upon which to calculate royalties and that the proper price should have been determined pursuant to a pricing clause in a July 1, 1967 amendment to the Gas Lease. The plaintiffs also sought a declaration by the court as to the proper price to be used for calculating future royalties.

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

     The plaintiffs allege royalty underpayments of approximately $450 million (including interest at 10%) covering the period July 1, 1967 to the present. In addition, the plaintiffs seek exemplary damages. Management believes that the Company has several defenses to plaintiffs' claims, including (i) that the royalties for all periods were properly computed and paid and (ii) that plaintiffs' claims with respect to all periods prior to October 1, 1988 (which appear to account for the substantial portion of the claims) were explicitly released by a 1988 written agreement among plaintiffs, CIG and the Company and are further barred by the statute of limitations. If the plaintiffs were to prevail, the manner in which any resulting liability would be shared between the Company and CIG would depend on the resolution of issues relating to the contractual agreements and the relationship between the Company, CIG and the lessors during the period in question. This lawsuit was set for trial on May 9, 1994, but has been continued by the court to, at the earliest, June 13, 1994.

     The Company does not expect the resolution of this lawsuit to have a material adverse effect on its financial position or results of operations, however, no determination can be made at this time as to the ultimate outcome of the litigation.

Preference Unitholders
- - ----------------------

     The Company is a defendant in lawsuits related to the Corporate Conversion pending in the U.S. District Court for the Northern District of Texas--Dallas Division. Plaintiffs allege, among other things, that (i) the proxy materials delivered to unitholders in connection with the Corporate Conversion contained material misstatements and omissions, (ii) the general partner of the Partnership breached fiduciary duties to the preference unitholders in structuring the transaction and allocating the common stock of the Company and (iii) the Corporate Conversion was implemented in breach of the partnership agreement of the Partnership because defendants allegedly did not obtain the requisite opinion of independent counsel regarding certain tax effects of the transaction. The Company and the other defendants have denied the allegations and believe they are without merit. Plaintiffs seek a declaration declaring the Corporate Conversion void and rescinding it, an order requiring payment of $164 million to the former preference unitholders in respect of the preferential distribution rights of their units, unspecified compensatory and punitive damages and other relief.

Discovery has been completed and the parties have filed motions for summary judgment on certain issues. The Court has set an August 1, 1994 trial date.

Other
- - -----

     The Company is also a defendant in other lawsuits and has assumed liabilities relating to Mesa Petroleum Co. and the Partnership. The Company does not expect the resolution of these other matters to have a material adverse effect on its financial position or results of operations.

(7)  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     ============================================

     The Company conducts its operations through various direct and indirect subsidiaries. On March 31, 1994, the Company's direct subsidiaries were Mesa Operating Co. (MOC) and Mesa Holding Co. (MHC). MOC owns all of the Company's interest in the West Panhandle field of Texas, the Gulf Coast and the Rocky Mountain areas, as well as an approximate 99% limited partnership interest in HCLP. MHC owns cash and securities, an approximate 1% limited partnership interest in HCLP and 100% of MESA Environmental Ventures Co., a company established to compete in the natural gas vehicle market. See discussion below for 1994 changes in subsidiaries and HCLP ownership. HCLP owns substantially all of the Company's Hugoton field natural gas properties and is liable for the HCLP Secured Notes (see note 4). The assets and cash flows of HCLP are dedicated to service the HCLP Secured Notes and are not available to pay creditors of the Company or its subsidiaries other than HCLP. MOC and the Company are liable for the Credit Agreement, the Subordinated Notes and the Discount Notes. Mesa Capital Corp. (Mesa Capital), a wholly owned financing subsidiary of MOC, is also an obligor under the Subordinated Notes and the Discount Notes. Mesa Capital, which has insignificant assets and results of operations, is included with MOC in the condensed consolidating financial statements. MESA Environmental Ventures Co. is included with MHC in the condensed consolidating financial statements.

     In early 1994, the Company effected a series of merger transactions which resulted in the conversion of the predecessors of MOC, MHC and its other subsidiary partnerships, other than HCLP, to corporate form and eliminated all of the General Partner's minority interests in the subsidiaries.

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

     The following are condensed consolidating financial statements of MESA Inc., HCLP, MOC and the Company's other direct and indirect subsidiaries combined (in millions):

Condensed Consolidating Balance Sheets
- - --------------------------------------
                                                          Consol.    The
                               MESA                         and    Company
March 31, 1994                 Inc.   HCLP   MOC    MHC   Elimin.  Consol'd
- - --------------                 ----   ----   ----   ----  -------  --------

Assets:
  Cash and cash investments... $ -    $ 29   $ 28   $ 68   $  -     $  125
  Other current assets........   -      19     24      4      -         47
                               ----   ----   ----   ----   ------   ------
    Total current assets......   -      48     52     72      -        172
                               ----   ----   ----   ----   ------   ------
  Property, plant and
   and equipment, net.........   -     647    521      1      -      1,169
  Investment in subsidiaries..  106     -     138      9     (253)     -
  Intercompany receivables....   -      -      14     -       (14)     -
  Other noncurrent assets.....   -      85     56      3      -        144
                               ----   ----   ----   ----   ------   ------
                               $106   $780   $781   $ 85   $ (267)  $1,485
                               ====   ====   ====   ====   ======   ======
Liabilities and Equity:
  Current liabilities......... $ -    $ 55   $ 30   $  1   $  -     $   86
  Long-term debt..............   -     483    738     -       -      1,221
  Intercompany payables.......    9     -      -       5      (14)     -
  Other noncurrent liabilities   -       1     76      4      -         81
  Partners'/Stockholders'
   equity (deficit)...........   97    241    (63)    75     (253)      97
                               ----   ----   ----   ----   ------   ------
                               $106   $780   $781   $ 85   $ (267)  $1,485
                               ====   ====   ====   ====   ======   ======

December 31, 1993
- - -----------------

Assets:
  Cash and cash investments... $ -    $ 40   $ 16   $ 83   $  -     $  139
  Other current assets........   -      23     22     12      -         57
                               ----   ----   ----   ----   ------   ------
    Total current assets......   -      63     38     95      -        196
                               ----   ----   ----   ----   ------   ------
  Property, plant and
   and equipment, net.........   -     656    535      1      -      1,192
  Investment in subsidiaries..  121     -      44    189     (354)     -
  Intercompany receivables....   -      -     113     -      (113)     -
  Other noncurrent assets.....   -      87     55      3      -        145
                               ----   ----   ----   ----   ------   ------
                               $121   $806   $785   $288   $ (467)  $1,533
                               ====   ====   ====   ====   ======   ======
Liabilities and Equity:
  Current liabilities......... $ -    $ 73   $ 46   $  1   $   -    $  120
  Long-term debt..............   -     499    675     -        -     1,174
  Intercompany payables.......    9     -      -     123     (132)     -
  Other noncurrent liabilities   -      -     120      4       -       124
  Minority interest...........   -      -      -      -         3        3
  Partners'/Stockholders'
   equity (deficit)...........  112    234    (56)   160     (338)     112
                               ----   ----   ----   ----   ------   ------
                               $121   $806   $785   $288   $ (467)  $1,533
                               ====   ====   ====   ====   ======   ======

Condensed Consolidating Statements of Operations
- - ------------------------------------------------
Three Months Ended:
- - -------------------
                                                          Consol.    The
                               MESA                         and    Company
March 31, 1994                 Inc.   HCLP   MOC    MHC   Elimin.  Consol'd
- - --------------                 ----   ----   ----   ----  -------  --------

Revenues...................... $ -    $ 33   $ 28   $ -    $  -     $   61
                               ----   ----   ----   ----   ------   ------
Costs and Expenses:
  Operating, exploration
   and taxes..................   -      10     10     -       -         20
  General and administrative..   -      -       6     -       -          6
  Depreciation, depletion and
   amortization...............   -      10     15     -       -         25
                               ----   ----   ----   ----   ------   ------
                                 -      20     31     -       -         51
                               ----   ----   ----   ----   ------   ------
Operating Income (Loss).......   -      13     (3)    -       -         10
                               ----   ----   ----   ----   ------   ------
Interest Expense, Net of
 Interest Income..............   -     (12)   (22)    -       -        (34)
Securities Losses.............   -      -      -      (1)     -         (1)
Loss on Repayment of
 Intercompany Debt............   -      -      -     (91)(d)   91       -
Equity in Income (Loss) of
 Subsidiaries.................  (18)    -       1     -        17       -
Other.........................   -      -      18      7      (18)       7
                               ----   ----   ----   ----   ------   ------
Net Income (Loss)............. $(18)  $  1   $ (6)  $(85)  $   90   $  (18)
                               ====   ====   ====   ====   ======   ======

March 31, 1993
- - --------------

Revenues...................... $ -    $ 29   $ 35   $ -    $  -     $   64
                               ----   ----   ----   ----   ------   ------
Costs and Expenses:
  Operating, exploration
   and taxes..................   -       8     12     -       -         20
  General and administrative..   -      -       5      1      -          6
  Depreciation, depletion and
   amortization...............   -      10     18     -       -         28
                               ----   ----   ----   ----   ------   ------
                                 -      18     35      1      -         54
                               ----   ----   ----   ----   ------   ------
Operating Income (Loss).......   -      11     -      (1)     -         10
                               ----   ----   ----   ----   ------   ------
Interest Expense, Net of
 Interest Income..............   -     (13)   (19)    -       -        (32)
Intercompany Interest
 Income (Expense).............   -      -       4     (4)     -        -
Securities Gains..............   -      -       7     (2)     -          5
Equity in Loss of Subsidiaries  (17)    -      (2)    -        19      -
Minority Interest.............   -      -      -      -         1        1
Other.........................   -      -      (7)     3        3       (1)
                               ----   ----   ----   ----   ------   ------
Net Loss...................... $(17)  $ (2)  $(17)  $ (4)  $   23   $  (17)
                               ====   ====   ====   ====   ======   ======

Condensed Consolidating Statements of Cash Flows
- - ------------------------------------------------
Three Months Ended:
- - -------------------
                                                          Consol.    The
                               MESA                         and    Company
March 31, 1994                 Inc.   HCLP   MOC    MHC   Elimin.  Consol'd
- - --------------                 ----   ----   ----   ----  -------  --------

Cash Flows from
 Operating Activities........  $ -    $  4   $(43)  $ 15   $  -     $  (24)
                               ----   ----   ----   ----   ------   ------
Cash Flows from
 Investing Activities:
  Capital expenditures.......    -      (1)    (2)    -       -         (3)
  Contributions to
   subsidiaries..............    -      -      (5)    (1)       6      -
  Other......................    -      -      25     -       (28)      (3)
                               ----   ----   ----   ----   ------   ------
                                 -      (1)    18     (1)     (22)      (6)
                               ----   ----   ----   ----   ------   ------
Cash Flows from
 Financing Activities:
  Repayments of long-term
   debt......................    -     (22)    (6)    -       -        (28)
  Long-term borrowings.......    -      -      43     -       -         43
  Contributions from equity
   holders...................    -       6     -      -        (6)     -
  Other......................    -       2     -     (28)      28        2
                               ----   ----   ----   ----   ------   ------
                                 -     (14)    37    (28)      22       17
                               ----   ----   ----   ----   ------   ------
Net Increase (Decrease) in
 Cash and Cash Investments...  $ -    $(11)  $ 12   $(14)  $  -     $  (13)
                               ====   ====   ====   ====   ======   ======

March 31, 1993
- - --------------

Cash Flows from
  Operating Activities.......  $ -    $ -    $  5   $ (6)  $  -     $   (1)
                               ----   ----   ----   ----   ------   ------
Cash Flows from
 Investing Activities:
  Capital expenditures.......    -      (2)    (7)    -       -         (9)
                               ----   ----   ----   ----   ------   ------
                                 -      (2)    (7)    -       -         (9)
                               ----   ----   ----   ----   ------   ------
Cash Flows from
 Financing Activities:
  Repayments of long-term
   debt......................    -     (20)    -      -       -        (20)
  Other......................    -       2     (1)    -       -          1
                               ----   ----   ----   ----   ------   ------
                                 -     (18)    (1)    -       -        (19)
                               ----   ----   ----   ----   ------   ------
Net Decrease in Cash and
 Cash Investments............  $ -    $(20)  $ (3)  $ (6)  $  -     $  (29)
                               ====   ====   ====   ====   ======   ======

Notes to Condensed Consolidating Financial Statements
- - -----------------------------------------------------

(a) These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company of which this note is an integral part.

(b) As of March 31, 1994, MESA Inc. owns 100% interest in each of MOC and MHC. These condensed consolidating financial statements present MESA Inc.'s investment in its subsidiaries and MOC's and MHC's investments in HCLP using the equity method. Under this method, investments are recorded at cost and adjusted for the parent company's ownership share of the subsidiary's cumulative results of operations. In addition, investments increase in the amount of contributions to subsidiaries and decrease in the amount of distributions from subsidiaries.

(c) The consolidation and elimination entries (i) eliminate the equity method investment in subsidiaries and equity in income (loss) of subsidiaries, (ii) eliminate the intercompany payables and receivables,
     (iii) eliminate other transactions between subsidiaries including contributions and distributions and (iv) establish the General Partner's minority interest in the consolidated results of operations and financial position of the Company.

(d) The condensed consolidating statement of operations of MHC for the three months ended March 31, 1994 reflects a $91 million loss from its disposition of an 18% equity interest in HCLP. The HCLP interest was used to repay a portion of MHC's intercompany payable to MOC and was valued, in accordance with the provisions of the Discount Notes, at $5 million for each percent of interest assigned. A loss was recognized for the difference between the carrying value of the HCLP interests assigned to MOC and the $90 million value attributed to such interests which reduced the intercompany payable. The loss recognized by MHC is eliminated in consolidation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
- - ------------------------------------------------------------------------

RESULTS OF OPERATIONS
=====================

     MESA Inc. (Mesa) incurred a net loss of $17.8 million in the first quarter of 1994 compared with a net loss of $17.1 million in the first quarter of 1993.

Revenues
- - --------

     The following table presents the reported revenues, production and average prices from sales of natural gas, natural gas liquids and oil and condensate for the three months ended March 31, 1994 and 1993.


                                                      1994           1993
                                                    --------       --------
     Revenues (in thousands):
          Natural gas.............................. $40,706        $40,987
          Natural gas liquids......................  16,272         17,840
          Oil and condensate.......................   1,611          3,934

     Production:
          Natural gas equivalents (MMcfe)*.........  31,001         32,758
               Natural gas (MMcf)..................  19,859         23,812
               Natural gas liquids (MBbls).........   1,721          1,270
               Oil and condensate (MBbls)..........     136            221

     Average Prices:
          Natural gas (per Mcf).................... $  2.08        $  1.76
          Natural gas liquids (per Bbl)............    9.55          14.05
          Oil and condensate (per Bbl).............   12.39          17.78

  * Quantities stated as equivalent natural gas are based on a factor of 6 thousand cubic feet of natural gas per barrel of liquids.

     Total equivalent natural gas production declined by 5 percent in the first quarter of 1994 compared with the same period in 1993. Equivalent production from Mesa's properties in the Hugoton field increased by 7 percent in 1994. Higher field allowables and increased natural gas liquids recoveries each contributed to the increase. Recently enacted Hugoton field rule changes, which became effective on April 1, 1994, will further benefit Mesa's Hugoton production for the balance of 1994 over 1993 levels. Mesa's West Panhandle production decreased due to a contractual provision which is expected to lower Mesa's 1994 annual net equivalent production from the field by approximately 10 percent compared with 1993. The Gulf Coast is continuing to experience natural production declines.

     The increase in natural gas liquids production from 1993 to 1994 is a result of expanded processing capabilities at Mesa's new natural gas processing plant near Satanta, Kansas. The Satanta plant, which began processing Hugoton production in late 1993, extracts a higher volume of liquids from natural gas than Mesa's previous processing facilities. The increase in natural gas liquids recoveries at the Satanta plant results in a corresponding decrease in natural gas volumes.

     Natural gas prices increased by $.32 per Mcf, or more than 18 percent, in the first quarter of 1994 compared with the same period in 1993. The increase is attributable to higher spot market prices during the first quarter of 1994 compared with the first quarter of 1993.

     Natural gas liquids and oil and condensate prices decreased in the first quarter of 1994 compared with the same period in 1993 primarily due to lower world market prices for crude oil. In addition, the Satanta plant extracts a much higher volume of ethane than Mesa's previous processing facilities. Although the value of ethane extracted is higher than the value of natural gas consumed in extraction, the per-barrel price is lower than other natural gas liquids prices and, as a result, lowers the average price received for liquids sales.

Costs and Expenses
- - ------------------

     Mesa's costs and expenses decreased from $53.8 million in the first quarter of 1993 to $50.9 million for the same period in 1994 primarily due to lower depreciation, depletion and amortization expense. Depreciation, depletion and amortization expense decreased from $28.3 million for the first quarter of 1993 to $25.3 million for the first quarter of 1994 primarily due to lower production. Lease operating expense, production and other taxes and general and administrative expense did not change significantly in the first quarter of 1994 compared with the first quarter of 1993.

Other Income (Expense)
- - ----------------------

     Other income for the three months ended March 31, 1994 includes a gain of $7.3 million from the collection of additional interest from Bicoastal Corporation.

     The results of operations of Mesa for the three months ended March 31, 1994 and 1993 were significantly affected by gains and losses from securities transactions. Mesa recognized net losses of $.9 million in the first quarter of 1994 from its transactions in marketable securities and futures contracts compared to net gains of $5.5 million for the same period in 1993.

CAPITAL RESOURCES AND LIQUIDITY
===============================

Financial Condition and Cash Requirements
- - -----------------------------------------

     Mesa owns and operates its oil and gas properties through direct and indirect subsidiaries. Hugoton Capital Limited Partnership (HCLP) owns substantially all of Mesa's Hugoton field natural gas properties. HCLP was established in 1991 to own these properties and to issue secured long-term debt (the HCLP Secured Notes). The assets and cash flows of HCLP are dedicated to service HCLP's debt and are not available to pay creditors of Mesa or its subsidiaries other than HCLP. Mesa Operating Co. (MOC) owns all of Mesa's interest in the West Panhandle field of Texas and the Gulf Coast and the Rocky Mountain areas. At March 31, 1994, MOC owned an approximate 99% limited partnership interest in HCLP. Mesa Holding Co. (MHC) owns cash and securities, a 1% interest in HCLP and 100% of MESA Environmental Ventures Co., a company established to compete in the natural gas vehicle market.

     The following table summarizes certain components of Mesa's financial position and cash flows as of and for the three months ended March 31, 1994 (in thousands):

                                    MOC       HCLP       MHC        Total
                                 --------   --------   -------   ----------
     Debt:
       HCLP Secured Notes....... $   --     $520,180   $  --     $  520,180
       Credit Agreement
         and other..............   58,118       --        --         58,118
       12-3/4% secured
         discount notes.........  531,127       --        --        531,127
       12-3/4% unsecured
         discount notes.........  153,312       --        --        153,312
       12% subordinated notes...    6,336       --        --          6,336
       13-1/2% subordinated
         notes..................    7,390       --        --          7,390
                                 --------   --------   -------   ----------
                                 $756,283   $520,180   $  --     $1,276,463
                                 ========   ========   =======   ==========

     Cash and securities(a)..... $ 32,910   $ 29,380   $70,333   $  132,623
                                 ========   ========   =======   ==========
     Working capital (deficit).. $ 21,532   $ (6,724)  $71,769   $   86,577
                                 ========   ========   =======   ==========
     Restricted cash (in
       noncurrent assets)....... $   --     $ 61,107   $  --     $   61,107
                                 ========   ========   =======   ==========
     Operating cash flows
       before interest.......... $(41,455)   $29,688   $14,260   $    2,493
     Interest payments, net(b)..   (1,008)   (25,949)      555      (26,402)
                                 --------   --------   -------   ----------
     Cash flows from
       operating activities..... $(42,463)  $  3,739   $14,815   $  (23,909)
                                 ========   ========   =======   ==========

     (a)  Included in working capital (deficit).

     (b)  Cash interest payments, net of interest income.

     The HCLP Secured Notes, for which HCLP is the sole obligor, are secured by its Hugoton field properties and are due in semiannual installments through August 2012, but may be repaid earlier. Mesa's bank credit agreement, as amended (the Credit Agreement), is a facility under which approximately $53 million of borrowings and $10 million of letter of credit obligations were outstanding at March 31, 1994. Obligations under the Credit Agreement are secured by a first lien on MOC's West Panhandle properties, Mesa's equity interest in MOC and a 76% equity interest in HCLP.

Borrowings under the Credit Agreement are due in various installments through June 1995. Mesa and MOC are obligors under the Credit Agreement. The 12-3/4% secured discount notes are due in 1998 and are secured by second liens on MOC's West Panhandle properties and a 76% equity interest in HCLP. The 12-3/4% unsecured discount notes are due in 1996. The 12% subordinated notes are unsecured and have a stated maturity of August 1996 and the 13-1/2% subordinated notes (also unsecured) have a stated maturity of May 1999.

The 12-3/4% secured discount notes, 12-3/4% unsecured notes (together, the Discount Notes) and both issues of subordinated notes are obligations of MOC, Mesa and Mesa Capital Corporation, a financing subsidiary of MOC.

     In recent years, Mesa has repaid or refinanced a substantial amount of its debt, including debt refinanced pursuant to a debt exchange (the Debt Exchange) completed in August 1993 in which almost $600 million of 12% and 13-1/2% subordinated notes (together, the Subordinated Notes) and $100 million of bank debt were restructured (see note 4). The Debt Exchange resulted in the issuance of new debt securities in exchange for substantially all of the Subordinated Notes. The primary benefit to Mesa of the Debt Exchange was to defer beyond June 30, 1995 the payment of over $150 million of interest payments which would have otherwise been required from mid-1993 through mid-1995. In the second quarter of 1994, Mesa completed a public offering of 16.3 million shares of common stock (including 1.3 million shares sold pursuant to the underwriters' over-allotment option) at a public offering price of $6.00 per share (the Equity Offering). The Equity Offering resulted in net proceeds to Mesa of $93.7 million which will be used to redeem long-term debt. The debt to be repaid includes the $6.3 million of 12% subordinated notes outstanding, plus accrued interest, and $87.3 million of the 12-3/4% unsecured discount notes which were scheduled to mature in 1996.

     The following tables summarize Mesa's 1993 actual and 1994 through 1997 forecast cash requirements, assuming no additional changes in capital structure, for interest, debt principal and capital expenditures (in thousands):
                                 Actual                Forecast
                                -------- -----------------------------------
                                  1993     1994     1995     1996     1997
                                -------- -------- -------- -------- --------

     HCLP:
       Interest payments,
         net(a)................ $ 50,185 $ 48,000 $ 43,000 $ 38,000 $ 33,000
       Principal repayments....   39,250   42,900   39,300   45,400   46,700
       Capital expenditures(b).    8,090    9,700    9,200    3,900     --
                                -------- -------- -------- -------- --------
                                $ 97,525 $100,600 $ 91,500 $ 87,300 $ 79,700
                                ======== ======== ======== ======== ========
     MOC:
       Interest payments,
         net(a)................ $ 30,547 $  1,700 $ 45,200 $ 91,400 $ 92,400
       Principal repayments(c).   40,852  118,500   39,600   79,000     --
       Capital expenditures(b).   20,622   17,800   19,200   20,400    8,700
                                -------- -------- -------- -------- --------
                                $ 92,021 $138,000 $104,000 $190,800 $101,100
                                ======== ======== ======== ======== ========

     (a)  Cash interest payments, net of interest income.

     (b) Forecast capital expenditures represent Mesa's best estimate of drilling and facilities expenditures required to attain projected levels of production from its existing properties during the forecast period. Contractual commitments with a major gas purchaser in the Hugoton field require expenditures, primarily for compression, of approximately $7.1 million by HCLP during 1994 through 1995, which amounts are included in amounts set forth in the table for such years. Mesa may incur capital expenditures in addition to those reflected in the table.

     (c) Includes $93.6 million of principal repayments in 1994 with proceeds from the Equity Offering. Such principal was scheduled to be repaid in 1996.

Debt Covenants
- - --------------

     The Credit Agreement requires Mesa to maintain tangible adjusted equity, as defined, of $50 million. At March 31, 1994, Mesa's tangible adjusted equity, as defined, was $97.1 million. As a result of the completion of the Equity Offering in the second quarter of 1994, Mesa's tangible adjusted equity, as defined, will initially increase by approximately $93 million.

     The Credit Agreement also requires Mesa to maintain a ratio of cash flow and available cash to debt service, as each is defined, of 1.50 to 1 as of the end of each fiscal quarter. During the first quarter of 1994, Mesa settled its litigation with Unocal Corporation (Unocal) (see note 6). Under the terms of the Credit Agreement, Mesa was required to repay intercompany debt (see note 7) prior to issuing additional 12-3/4% secured discount notes to fund the Unocal settlement. Based on the definitions of available cash and debt service, the repayment of the intercompany obligation caused the ratio as calculated at March 31, 1994, to be 1.29 to 1, and is expected to cause the ratio to be below the requirement at June 30, 1994. Mesa requested and received a waiver from the banks for this requirement as of March 31 and June 30, 1994.

     The indentures governing the Discount Notes restrict, among other things, Mesa's ability to incur additional indebtedness, pay dividends, acquire stock or make investments, loans and advances. The Credit Agreement also restricts, among other things, Mesa's ability to incur additional indebtedness, create liens, pay dividends, acquire stock or make investments, loans and advances.

Company Resources and Alternatives
- - ----------------------------------

     Mesa's cash flows from operating activities are substantially dependent on the amount of oil and gas produced and the price received for such production. Production and prices received from HCLP properties, together with cash held within HCLP, are expected, under Mesa's current operating plan, to generate sufficient cash flow to meet HCLP's required principal, interest and capital expenditure obligations. However, HCLP cash flows are not expected to be sufficient to permit HCLP to distribute any excess cash until at least 1995. Mesa contributed $5.8 million to HCLP in the first quarter of 1994 to make scheduled principal payments and, depending upon capital requirements and natural gas and liquids prices, may advance as much as $10 million to HCLP in 1994 to cover HCLP capital expenditures in excess of scheduled capital expenditures.

     Mesa expects to service its debt obligations and meet capital expenditure requirements through 1995 with cash flows from operating activities and available cash and securities balances. On December 31, 1995, Mesa will begin making interest payments on the 12-3/4% secured discount notes due June 30, 1998 and the remaining 12-3/4% unsecured discount notes due June 30, 1996 (together, the Discount Notes) issued in the Debt Exchange. Assuming no additional changes in its capital structure prior to such date, Mesa will be required to make cash interest payments related to the Discount Notes totaling approximately $44.4 million on December 31, 1995 and approximately $83.8 million during 1996. In addition, 12-3/4% unsecured discount notes in the amount of $79.0 million become due in mid-1996. Mesa's current financial forecasts indicate that Mesa may be unable to fund its debt service and capital expenditure requirements in 1996 with cash flows from operating activities and available cash and securities balances. Depending on industry and market conditions, Mesa may generate cash by issuing additional equity or debt securities or selling assets. However, Mesa has a limited ability to sell assets since its two largest assets, its interests in the Hugoton and West Panhandle fields, are pledged under long-term debt agreements. Mesa has filed a shelf registration statement for the issuance and sale of up to $300 million of debt securities. If and when such debt securities are issued, the net proceeds will be used to retire existing debt. There can be no assurances that Mesa will be able to issue any such debt securities, raise additional equity capital or otherwise refinance its debt.

OTHER
=====

     Mesa recognizes its ownership interest in natural gas production as revenue. Actual production quantities sold may be different from Mesa's ownership share of production in a given period. Mesa records these differences as gas balancing receivables or as deferred revenue. Net gas balancing underproduction represented approximately 1% of total equivalent production in the three months ended March 31, 1994 compared with 1% during the same period in 1993. The gas balancing receivable or deferred revenue component of natural gas and natural gas liquids revenues in future periods is dependent on future rates of production, field allowables and the amount of production taken by Mesa or by its joint interest partners.

     Mesa invests from time to time in marketable equity and other securities and in commodity and futures contracts, primarily related to crude oil and natural gas. Mesa also enters into natural gas futures contracts as a hedge against natural gas price fluctuations.

     Management does not anticipate that inflation will have a significant effect on Mesa's operations.

PART II - OTHER INFORMATION
===========================
Item 1.  Legal Proceedings
- - --------------------------

     Reference is made to Part I, Item 1, Note 6 of this Form 10-Q for information regarding legal proceedings.

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

(a)  Exhibits (Asterisk indicates incorporated by reference herein)

     *2.1   -  Transaction Agreement among the Partnership, the Company,
               Pickens Operating Co., and Boone Pickens, dated as of October
               9, 1991, together with (i) the Form of Amendment to the Partnership Agreement of the Partnership, (ii) the Form of
               Conversion Agreement among the Partnership, Pickens Operating
               Co. and Boone Pickens, (iii) the Form of Amendment to
               Partnership Agreements of the Subsidiary Partnerships and
               (iv) the Form of Amendment to the Articles of Incorporation of the Company with respect to the reverse stock split, and exhibits thereto (Exhibit 2[a] to the Company's Registration
               Statement on Form S-4 [Registration No. 33-42102]).

     *2.2   -  Second Amendment to Transaction Agreement among Mesa Limited
               Partnership, MESA Inc., Pickens Operating Co., and Boone
               Pickens dated November 7, 1991, and exhibits thereto (Exhibit
               2[b] to the Company's Registration Statement on Form S-4
               [Registration No. 33-43833]).

     *2.3   -  Supplement to Transaction and Related Agreements dated as of
               May 18, 1993 by and among Mesa Limited Partnership, MESA
               Inc., Pickens Operating Co., and Boone Pickens (Exhibit 2[c]

               to the Company's Form 10-Q/A dated June 30, 1993).  (Note:
               This exhibit was previously filed inadvertently by EDGAR as Exhibit Document Type EX-99.)

     *4.1   -  Collateral Trust Indenture dated August 14, 1986 among Mesa
               Capital Corporation, Mesa Limited Partnership, Mesa Operating
               Limited Partnership, and Mellon Bank, N.A., as Trustee
               (Exhibit 1 to the Partnership's Form 8-K dated August 14,
               1986).

     *4.2   -  Supplemental Collateral Trust Indenture dated July 31, 1987 among Mesa Capital Corporation, Mesa Limited Partnership,
               Mesa Operating Limited Partnership, and Mellon Bank, N.A., as
               Trustee (Exhibit 4[e] to the Partnership's Form 10-Q dated
               September 30, 1987).

     *4.3   -  Second Supplemental Collateral Trust Indenture dated as of
               December 31, 1991 among Mesa Capital Corporation, MESA Inc.,
               Mesa Operating Limited Partnership, as Guarantors, and Texas
               Commerce Bank National Association, as Trustee (Exhibit 4[c] to the Company's Form 10-K dated December 31, 1991).

     *4.4   -  Third Supplemental Collateral Trust Indenture dated as of
               April 30, 1992 among Mesa Capital Corporation, as Issuer,
               MESA Inc. and Mesa Operating Limited Partnership and Texas
               Commerce Bank National Association, as Successor Trustee
               (Exhibit 4[j] to the Company's Form 10-Q dated June 30,
               1992).

     *4.5   -  Fourth Supplemental Collateral Trust Indenture dated as of
               August 26, 1993 among Mesa Capital Corporation, as Issuer,
               MESA Inc. and Mesa Operating Limited Partnership and Texas
               Commerce Bank National Association, as Successor Trustee
               (Exhibit 4[e] to the Company's Form 10-Q/A dated June 30,
               1993).

     *4.6   -  Indenture dated as of May 1, 1993 among MESA Inc., Mesa
               Operating Limited Partnership, Mesa Capital Corporation and
               Harris Trust and Savings Bank, as Trustee, including (a) a form of Secured Notes, (b) a form of Deed of Trust, Assignment of Production, Security Agreement and Financing
               Statement, dated as of May 1, 1993, between MOLP and Harris
               Trust and Savings Bank, as trustee, securing the Secured
               Notes, and (c) a form of Security Agreement, Pledge and Financing Statement dated as of May 1, 1993 between MOLP and
               Harris Trust and Savings Bank, as trustee, securing the Secured Notes) (Exhibit 4[f] to the Company's Form 10-Q/A dated June 30, 1993).

     *4.7   -  First Supplemental Indenture dated as of January 5, 1994, among MESA Inc., Mesa Operating Co., Mesa Capital Corporation and Harris Trust and Savings Bank, as Trustee (Exhibit 4.2 to the Company's Registration Statement on Form S-1,
               Registration No. 33-51909).

      4.8 - First Supplement to Deed of Trust, Assignment of Production, Security Agreement and Financing Statement dated as of March 2, 1994 between MOC, as Mortgagor and Debtor, and Harris Trust and Savings Bank, as mortgagee and Secured Party.

      4.9 - First Supplement to Security Agreement, Pledge and Financing Statement dated as of March 2, 1994 by MOC, in favor of Harris Trust and Savings Bank, as Trustee for the pro rata benefit of the Noteholders under the Indenture.

     *4.10  -  Indenture dated as of May 1, 1993 among MESA Inc., Mesa
               Operating Limited Partnership, Mesa Capital Corporation and American Stock Transfer & Trust Company, as Trustee, relating to the unsecured discount notes (Exhibit 4[g] to the Company's Form 10-Q/A dated June 30, 1993).

     *4.11 - First Supplemental Indenture dated as of January 5, 1994 among MESA Inc., Mesa Operating Co., Mesa Capital Corporation and American Stock Transfer & Trust Company, as Trustee (Exhibit 4.4 to the Company's Registration Statement on Form S-1, Registration No. 33-51909).

     *4.12  -  Indenture dated as of May 1, 1993 among MESA Inc., Mesa
               Operating Limited Partnership, Mesa Capital Corporation and American Stock Transfer & Trust Company, as Trustee, relating to the convertible notes (Exhibit 4[h] to the Company's Form 10-Q/A dated June 30, 1993).

     *4.13  -  Indenture dated August 14, 1986, among Mesa Capital
               Corporation, Mesa Limited Partnership, Mesa Operating Limited Partnership and Mellon Bank, N.A., as trustee (subsequently replaced by Texas Commerce Bank, National Association, as successor trustee) (Exhibit 4[d] to the Partnership's Form 10-Q dated September 30, 1986).

     *4.14  -  Supplemental Indenture dated July 31, 1987, among Mesa
               Capital Corporation, Mesa Limited Partnership, Mesa Operating Limited Partnership and Mellon Bank, N.A., as trustee (subsequently replaced by Texas Commerce Bank, National Association, as successor trustee) (Exhibit 4[e] to the Partnership's Form 10-Q dated September 30, 1986).

     *4.15  -  Second Supplemental Collateral Trust Indenture dated as of
               December 31, 1991, among Mesa Capital Corporation, MESA Inc., Mesa Operating Limited Partnership and Texas Commerce Bank, National Association, as successor trustee (Exhibit 4[e] to the Company's Form 10-K dated December 31, 1991).

     *4.16  -  Third Supplemental Collateral Trust Indenture dated as of
               April 30, 1992, among Mesa Capital Corporation, as issuer, MESA Inc. and Mesa Operating Limited Partnership and Texas Commerce Bank National Association, as successor trustee (Exhibit 4[j] to the Company's Form 10-Q dated June 30,
               1992).

     *4.17  -  Fourth Supplemental Collateral Trust Indenture dated as of
               August 26, 1993, among Mesa Capital Corporation, MESA Inc., Mesa Operating Limited Partnership and Texas Commerce Bank, National Association, as successor trustee (Exhibit 4[e] to the Company's Form 10-Q/A dated June 30, 1993).

     *4.18  -  Fifth Supplemental Collateral Trust Indenture dated as of
               January 5, 1994, among MESA Inc., Mesa Operating Co., Mesa Capital Corporation and Texas Commerce Bank, National Association, as successor trustee (Exhibit 4.11 to the Company's Registration Statement on Form S-1,
               Registration No. 33-51909).

     *4.19  -  Indenture dated May 1, 1989 among Mesa Capital Corporation,
               Mesa Limited Partnership, Mesa Operating Limited Partnership, and Texas Commerce Bank National Association, as Trustee (Exhibit 4[c] to the Partnership's Form 10-Q dated March 31,
               1989).

     *4.20 - First Supplemental Indenture dated as of December 31, 1991 among Mesa Capital Corporation, MESA Inc., Mesa Operating Limited Partnership, as Issuers, and Texas Commerce Bank National Association, as Trustee (Exhibit 4[e] to the Company's Form 10-K dated December 31, 1991).

     *4.21 - Second Supplemental Indenture dated as of April 30, 1992 among Mesa Capital Corporation, MESA Inc., Mesa Operating Limited Partnership and Texas Commerce Bank National Association, as Trustee (Exhibit 4[k] to the Company's Form 10-Q dated June 30, 1992).

     *4.22 - Third Supplemental Indenture dated as of August 26, 1993 among Mesa Capital Corporation, MESA Inc., Mesa Operating Limited Partnership and Texas Commerce Bank National Association, as Trustee (Exhibit 4[l] to the Company's Form 10-Q/A dated June 30, 1993).

     *4.23 - Fourth Supplemental Indenture dated as of January 5, 1994, among MESA Inc., Mesa Operating Co., Mesa Capital Corporation

               and Texas Commerce Bank National Association, as Trustee (Exhibit 4.16 to the Company's Registration Statement on Form S-1, Registration No. 33-51909).

     *4.24  -  Indenture dated as of May 30, 1991 among Hugoton Capital
               Limited Partnership, Hugoton Capital Corporation and Bankers Trust Company (Exhibit 4[e] to the Partnership's Form 10-Q dated June 30, 1991).

     *4.25  -  First Supplemental Indenture dated September 1, 1991, among
               Hugoton Capital Limited Partnership, Hugoton Capital Corporation and Bankers Trust Company, as Trustee (Exhibit 4[h] to the Company's Registration Statement on Form S-4, Registration No. 33-42102).

     *4.26 - Amended and Restated Mortgage, Assignment, Security Agreement and Financing Statement dated June 12, 1991 from Hugoton Capital Limited Partnership to Bankers Trust Company, as Collateral Agent (Exhibit 4[f] to the Partnership's Form 10-Q dated June 30, 1991).

     *4.27  -  Second Amended and Restated Credit Agreement dated as of May
               1, 1993 among the Company, Mesa Operating Limited
               Partnership, the Banks, and Societe Generale, Southwest Agency, as Agent (Exhibit 4.17 to the Company's Registration Statement on Form S-4, Registration No. 33-53706).

     *4.28  -  Amended and Restated Credit Agreement dated as of May 1,
               1993, among MESA Inc., Mesa Operating Limited Partnership, the Banks party thereto and Societe Generale, Southwest Agency, as Agent (Exhibit 4.17 to the Company's Registration Statement on Form S-4, Registration No. 33-53706).

     *4.29  -  Assignment and Assumption Agreement dated as of January 5,
               1994, among Mesa Inc., Mesa Operating Co., Mesa Operating Limited Partnership, Pickens Operating Co., the Banks party to the Credit Agreement and the Agent with respect to the Credit Agreement (Exhibit 4.21 to the Company's Registration Statement on Form S-4, Registration No. 33-53706).

     *4.30  -  Intercreditor Agreement dated as of August 26, 1993, among
               Societe Generale, Southwest Agency, as agent for the Banks under the Company's Credit Agreement, Harris Trust and Savings Bank, as trustee with respect to the Secured Notes, and American Stock Transfer & Trust Company, as trustee with respect to the Unsecured Notes and the Convertible Notes (Exhibit 4.18 to the Company's Registration Statement on Form S-4, Registration No. 33-53706).

      4.31 - Amended and Restated Pledge Agreement dated as of March 2, 1994 by MOC, in favor of Societe Generale, Southwest Agency, as Agent for the pro rata benefit of the banks parties to the Credit Agreement.

               The Company agrees to furnish to the Commission, upon request, any instruments defining the rights of holders of long-term debt with respect to which the total amount outstanding does not exceed 10% of total assets of the Company and its subsidiaries on a consolidated basis.

    *10.1   -  Form of First Agreement to Deferred Compensation Agreement
               and Life Insurance Agreement between Mesa Petroleum Co. and certain officers and key employees (Exhibit 10[i] to the Company's Form 10-K dated December 31, 1980).

    *10.2   -  Hugoton (MTR) Gas Purchase Contract between The Kansas Power and Light Company, buyer, and Mesa Operating Limited
               Partnership, seller, dated effective January 1, 1990 (Exhibit
               19[a] to the Partnership's Form 10-Q dated June 30, 1989).

    *10.3   -  Supplemental Gas Purchase Contract between The Kansas Power and Light Company, buyer, and Mesa Operating Limited
               Partnership, seller, dated effective January 1, 1990 (Exhibit
               19[b] to the Partnership's Form 10-Q dated June 30, 1989).

    *10.4   -  Second Amended and Restated Consulting Agreement between Mesa
               Limited Partnership, Mesa Operating Limited Partnership, Mesa
               Holding Limited Partnership, Mesa Acquisition Limited
               Partnership and BTC Partners, Inc. dated December 1, 1988
               (Exhibit 10[i] to the Partnership's Form 10-K dated December
               31, 1988).

    *10.5   -  Contract dated January 3, 1928 between Colorado Interstate
               Gas Company and Amarillo Oil Company (the "B" Contract)
               (Exhibit 10.1 to Pioneer Corporation's Form 10-K dated
               December 31, 1985).

    *10.6   -  Amendments to the "B" Contract (Exhibit 10.2 to Pioneer
               Corporation's Form 10-K dated December 31, 1985).

    *10.7   -  Gathering Charge Agreement dated January 20, 1985 as
               amended, with respect to the "B" Contract (Exhibit 10.3 to Pioneer Corporation's Form 10-K dated December 31, 1985).

    *10.8   -  Agreement of Compromise and Settlement dated May 29, 1987 between the Partnership and Colorado Interstate Gas Company
               (Confidential Treatment Requested) (Exhibit 10[s] to the
               Partnership's Form 10-K dated December 31, 1987).

    *10.9   -  Agreement of Sale between Pioneer Corporation and Cabot
               Corporation dated August 29, 1984 (Exhibit 10.5 to Pioneer
               Corporation's Form 10-K dated December 31, 1985).

    *10.10  -  Gas Purchase Contract dated June 27, 1949 as amended through
               October 3, 1985 between Amarillo Oil Company and Energas Company (Exhibit 10.6 to Pioneer Corporation's Form 10-K dated December 31, 1985).

    *10.11  -  Settlement Agreement dated March 15, 1989 by and among Mesa
               Operating Limited Partnership and Mesa Limited Partnership, et al, Energas Company and the City of Amarillo (Exhibit 10[k] to the Partnership's Form 10-K dated December 31,
               1990).

    *10.12  -  Copy of the Partnership's Restricted MLP Unit Plan dated
               August 27, 1987 (Exhibit 10[w] to the Partnership's Form 10-K dated December 31, 1987).

    *10.13  -  Gas Purchase Agreement dated December 1, 1989 between
               Williams Natural Gas Company and Mesa Operating Limited Partnership acting on behalf of itself and as agent for Mesa Midcontinent Limited Partnership (Exhibit 10.1 to the Partnership's Registration Statement on Form S-3,
               Registration No. 33-32978).

    *10.14  -  Form of 1991 Common Stock Option Plan of MESA Inc. (Exhibit
               10[n] to the Company's Registration Statement on Form S-4, Registration No. 33-42104).

    *10.15  -  Supplemental Stipulation and Agreement to replace the
               Uncontested Settlement Agreement between Mesa Operating Limited Partnership and Colorado Interstate Gas Company with respect to deliveries of gas to Amarillo Oil Company (now Mesa Operating Limited Partnership) by Colorado Interstate Gas Company under the "B" Contract (Exhibit 10[o] to the Partnership's Form 10-K dated December 31, 1990).

    *10.16  -  Purchase and Sale Agreement dated February 6, 1991, by and among Mesa Limited Partnership, Mesa Operating Limited Partnership and Mesa Midcontinent Limited Partnership and Seagull Energy Corporation, as amended by a first amendment dated February 22, 1991, a second amendment dated March 8, 1991, and a third amendment dated March 11, 1991 (Exhibit 1 to the Partnership's Form 8-K dated March 8, 1991).

    *10.17  -  Purchase and Sale Agreement dated February 6, 1991, by and among Mesa Limited Partnership, Mesa Operating Limited Partnership and Mesa Midcontinent Limited Partnership and an independent oil and gas producer (Exhibit 3 to the Partnership's Form 8-K dated March 8, 1991).

    *10.18  -  Purchase and Sale Agreement dated March 25, 1991, by and among Mesa Limited Partnership and Mesa Operating Limited Partnership and Conoco, Inc. (Exhibit 5 to the Partnership's Form 8-K dated March 8, 1991).

    *10.19  -  Incentive Bonus Plan of Mesa Operating Limited Partnership,
               as amended, dated effective January 1, 1986 (Exhibit 10[s] to the Partnership's Form 10-K dated December 31, 1990).

    *10.20  -  Performance Bonus Plan of Mesa Operating Limited Partnership
               dated effective January 1, 1990 (Exhibit 10[t] to the Partnership's Form 10-K dated December 31, 1990).

    *10.21  -  Engagement Agreement dated as of July 1, 1991 between Mesa
               Limited Partnership, Mesa Operating Limited Partnership, Mesa Holding Limited Partnership, Mesa Midcontinent Limited Partnership and Mesa Acquisition Limited Partnership, on the one hand, and BTC Partners, Inc., on the other hand (Exhibit 10[v] to the Company's Registration Statement on Form S-4, Registration No. 33-42104.)

    *10.22  -  Third Amendment dated December 19, 1991, to the Hugoton
               (MTR) Gas Purchase Contract between The Kansas Power and Light Company, buyer, and Mesa Operating Limited
               Partnership, seller, dated effective January 1, 1990 (Exhibit 10[q] to the Company's Form 10-K dated December 31,
               1991).

    *10.23  -  Amended Supplemental Stipulation and Agreement between
               Colorado Interstate Gas Company and Mesa Operating Limited Partnership dated June 19, 1991 (Exhibit 10[w] to the Company's Registration Statement on Form S-4, Registration No. 33-42102).

    *10.24  -  "B" Contract Production Allocation Agreement dated July 29,
               1991 and effective as of January 1, 1991 between Colorado Interstate Gas Company and Mesa Operating Limited
               Partnership (Exhibit 10[r] to the Company's Form 10-K dated December 31, 1991).

    *10.25  -  Amendment to "B" Contract Production Allocation Agreement
               effective as of January 1, 1993 between Colorado Interstate Gas Company and Mesa Operating Limited Partnership (Exhibit
               10.24 to the Company's Registration Statement on Form S-1, Registration No. 033-51909).

    *10.26  -  Amended Peak Day Gas Purchase Agreement dated effective June
               19, 1991 between Colorado Interstate Gas Company and Mesa Operating Limited Partnership (Exhibit 10[t] to the Company's Form 10-K dated December 31, 1991).

    *10.27  -  Omnibus Amendment to Collateral Instruments to Supplemental
               Stipulation and Agreement dated June 19, 1991 between Colorado Interstate Gas Company and Mesa Operating Limited Partnership (Exhibit 10[u] to the Company's Form 10-K dated December 31, 1991).

    *10.28  -  1991 Stock Option Plan of the Company (Exhibit 10[v] to the
               Company's Form 10-K dated December 31, 1991).

    *10.29  -  First Amendment to Settlement and Interim Release Agreement
               between Hugoton Capital Limited Partnership, Mesa Operating Limited Partnership and The Kansas Power and Light Company dated December 19, 1991 (Exhibit 10[w] to the Company's Form 10-K dated December 31, 1991).

    *10.30  -  Conversion Agreement dated as of December 31, 1991 between the Company, Boone Pickens and Pickens Operating Co. (Exhibit 10[y] to the Company's Form 10-K dated December 31,
               1991).

    *10.31  -  Amendment to the Gas Purchase Contract dated June 27, 1949, as amended, between Amarillo Oil Company and Energas Company dated June 4, 1992 (Exhibit 10[z] to the Company's Form 10-K dated December 31, 1992).

    *10.32  -  Split-Dollar Insurance Agreements dated June 29, 1992 by and between Mesa Operating Limited Partnership and Boone Pickens and Paul Cain, respectively, and Collateral Assignments dated as of June 29, 1992 by Boone Pickens and Paul Cain, respectively (Exhibit 10[aa] to the Company's Form 10-K dated December 31, 1992).

    *10.33  -  Agreement of Compromise and Settlement dated January 11,
               1994 among Unocal Corporation, David Colan, MESA Inc. and certain other parties (Exhibit 10.25 to the Company's Registration Statement on Form S-1, Registration No. 033-51909).

    *10.34  -  Agreement of Merger, dated as of January 5, 1994, entered into by and among MESA Inc., Boone Pickens and certain other parties (Exhibit 10.27 to the Company's Form 10-K dated December 31, 1993).

(b)  Reports on Form 8-K

     1. Current Report on Form 8-K dated March 18, 1994 regarding notice of the Annual Meeting of Stockholders of MESA Inc. will be held May 17, 1994.

                                 SIGNATURES
                                 ==========

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                           MESA INC.
                                                         (Registrant)



                                                     /s/ William D. Ballew
                                                     ---------------------
                                                       William D. Ballew
                                                          Controller
                                                     (Principal accounting
                                                         officer duly
                                                     authorized to sign on
                                                   behalf of the Registrant)

Date:  May 16, 1994
       ------------