Form 10-Q
period 1994-06-30
MESA INC
filed 1994-08-15
CIK 877930

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

                 For the quarterly period ended June 30, 1994
                                                -------------
                                     or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 1-9041
                                               ------

                                  MESA INC.
                                  =========
           (Exact name of registrant as specified in its charter)


            Texas                                           75-2394500
            -----                                           ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)

   2600 Trammell Crow Center
       2001 Ross Avenue
         Dallas, Texas                                         75201
   -------------------------                                   -----
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

    Number of shares outstanding as of the close of business on August 12, 1994: 64,050,009.
       ----------

- ---------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
==============================
Item 1.  Financial Statements
- -----------------------------
                                  MESA INC.
                                  =========
                    Consolidated Statements of Operations
                    -------------------------------------
                    (in thousands, except per share data)
                                 (unaudited)

                                     Three Months Ended   Six Months Ended
                                           June 30             June 30
                                     ------------------  ------------------
                                       1994      1993      1994      1993
                                     --------  --------  --------  --------
REVENUES:
     Natural gas.................... $ 31,995  $ 32,483  $ 72,701  $ 73,470
     Natural gas liquids............   16,537    14,013    32,809    31,853
     Oil and condensate.............    2,088     3,202     3,699     7,136
     Other..........................    2,741     1,128     5,236     2,193
                                     --------  --------  --------  --------
                                       53,361    50,826   114,445   114,652
                                     --------  --------  --------  --------
COSTS AND EXPENSES:
     Lease operating................   13,582    14,083    27,230    27,850
     Production and other taxes.....    5,317     4,734    10,539    10,149
     Exploration charges............    1,084       771     1,856     1,344
     General and administrative.....    6,601     4,980    12,555    10,760
     Depreciation, depletion
      and amortization..............   21,910    21,354    47,222    49,613
                                     --------  --------  --------  --------
                                       48,494    45,922    99,402    99,716
                                     --------  --------  --------  --------

OPERATING INCOME....................    4,867     4,904    15,043    14,936
                                     --------  --------  --------  --------
OTHER INCOME (EXPENSE):
     Interest income................    3,279     2,689     5,701     5,382
     Interest expense...............  (36,809)  (35,042)  (72,975)  (69,994)
     Gains on dispositions of
      oil and gas properties........     --       9,600      --       9,600
     Securities gains (losses)......   (4,402)    5,005    (5,321)   10,514
     Other..........................    7,727    (1,601)   14,448    (1,971)
                                     --------  --------  --------  --------
                                      (30,205)  (19,349)  (58,147)  (46,469)
                                     --------  --------  --------  --------
NET LOSS............................ $(25,338) $(14,445) $(43,104) $(31,533)
                                     ========  ========  ========  ========
NET LOSS PER COMMON SHARE........... $  (0.43) $  (0.37) $  (0.80) $  (0.82)
                                     ========  ========  ========  ========
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING................   59,426    38,571    53,585    38,571
                                     ========  ========  ========  ========

        (See accompanying notes to consolidated financial statements.)

                                  MESA INC.
                                  =========
                         Consolidated Balance Sheets
                         ---------------------------
                      (in thousands, except share data)

                                                    June 30,    December 31,
                         ASSETS                       1994          1993
                                                  -----------   ------------
CURRENT ASSETS:                                   (unaudited)
     Cash and cash investments...................  $  131,229    $  138,709
     Marketable securities.......................       6,251        11,319
     Accounts receivable.........................      33,948        43,442
     Other.......................................       6,709         2,732
                                                   ----------    ----------
          Total current assets...................     178,137       196,202
                                                   ----------    ----------
PROPERTY, PLANT AND EQUIPMENT:
     Oil and gas properties, wells and
       equipment using the successful
       efforts method of accounting..............   1,847,922     1,846,237
     Office and other............................      42,286        41,064
     Accumulated depreciation, depletion
       and amortization..........................    (737,954)     (695,455)
                                                   ----------    ----------
                                                    1,152,254     1,191,846
                                                   ----------    ----------
OTHER ASSETS:
     Restricted cash of subsidiary partnership...      60,150        62,649
     Gas balancing receivable....................      51,225        47,101
     Other.......................................      34,547        35,584
                                                   ----------    ----------
                                                      145,922       145,334
                                                   ----------    ----------
                                                   $1,476,313    $1,533,382
                                                   ==========    ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt........  $   43,952    $   67,657
     Accounts payable and accrued liabilities....      23,824        33,375
     Interest payable............................      18,022        19,012
                                                   ----------    ----------
          Total current liabilities..............      85,798       120,044
                                                   ----------    ----------
LONG-TERM DEBT...................................   1,145,396     1,173,637
                                                   ----------    ----------
DEFERRED REVENUE.................................      22,206        22,707
                                                   ----------    ----------
OTHER LIABILITIES................................      58,068       102,133
                                                   ----------    ----------
CONTINGENCIES

MINORITY INTEREST................................        --           2,732
                                                   ----------    ----------
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, authorized
       10,000,000 shares; no shares issued and
       outstanding...............................        --            --
     Common stock, $.01 par value, authorized
       100,000,000 shares; outstanding 64,050,009
       and 46,511,439 shares, respectively.......         641           465
     Additional paid-in capital..................     398,988       303,344
     Accumulated deficit.........................    (234,784)     (191,680)
                                                   ----------    ----------
                                                      164,845       112,129
                                                   ----------    ----------
                                                   $1,476,313    $1,533,382
                                                   ==========    ==========

        (See accompanying notes to consolidated financial statements.)
                                  MESA INC.
                                  =========
                    Consolidated Statements of Cash Flows
                    -------------------------------------
                               (in thousands)
                                 (unaudited)
                                                         Six Months Ended
                                                              June 30
                                                        -------------------
                                                          1994       1993
                                                        --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss.......................................... $(43,104)  $(31,533)
     Adjustments to reconcile net loss to net cash
        provided by operating activities:
          Depreciation, depletion and amortization.....   47,222     49,613
          Accreted interest on discount notes..........   40,301     11,913
          Litigation settlement........................  (42,750)      --
          Securities (gains) losses....................    5,321    (10,514)
          Changes in operating receivables and payables   (7,379)    18,180
          Changes in marketable securities, net........     (253)    12,585
          Other........................................    1,248     (7,427)
                                                        --------   --------
          Cash provided by operating activities........      606     42,817
                                                        --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures..............................   (7,647)   (14,565)
     Proceeds from dispositions of oil
       and gas properties..............................     --       25,525
     Other.............................................   (3,606)    (1,375)
                                                        --------   --------
          Cash provided by (used in)
            investing activities.......................  (11,253)     9,585
                                                        --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock..........................   93,091       --
     Long-term borrowings..............................   42,750       --
     Repayments of long-term debt...................... (134,997)   (19,500)
     Other.............................................    2,323       (372)
                                                        --------   --------
          Cash provided by (used in)
            financing activities.......................    3,167    (19,872)
                                                        --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS...   (7,480)    32,530

CASH AND CASH INVESTMENTS AT BEGINNING OF PERIOD.......  138,709    157,197
                                                        --------   --------
CASH AND CASH INVESTMENTS AT END OF PERIOD............. $131,229   $189,727
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




                                  Common Stock    Additional
                                ---------------    Paid-in    Accumulated
                                Shares   Amount    Capital      Deficit
                                ------   ------   ----------  -----------


BALANCE, December 31, 1993..... 46,511    $465     $303,344    $(191,680)

     Net loss..................   --       --          --        (43,104)

     Common stock issued for
       conversion of the
       General Partner
       minority interest.......  1,251      13        2,716         --

     Common stock issued in
       secondary public
       offering................ 16,288     163       92,928         --
                                ------    ----     --------    ---------
BALANCE, June 30, 1994......... 64,050    $641     $398,988    $(234,784)
                                ======    ====     ========    =========

        (See accompanying notes to consolidated financial statements.)

                                  MESA INC.
                                  =========
                 Notes to Consolidated Financial Statements
                 ------------------------------------------
                               June 30, 1994
                                 (unaudited)


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

     The consolidated financial statements of the Company for the three- and six-month periods ended June 30, 1994 and 1993 are unaudited but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

Principles of Consolidation
- ---------------------------

     The Company owns and operates its oil and gas properties and other assets through various direct and indirect subsidiaries. Pursuant to the Corporate Conversion, the Company obtained a 95.86% limited partnership interest and Boone Pickens (the General Partner) obtained a 4.14% general partner interest in three direct subsidiary partnerships, which interest was convertible into a total of 1,667,560 shares of common stock of the Company. On December 31, 1993, the General Partner converted approximately one-fourth of his general partner interests into common stock. In early 1994, the Company effected a series of merger transactions which resulted in the conversion of each of its direct subsidiary partnerships to corporate form (see note 8). Pursuant to these mergers, the remaining general partner interests in the Company's subsidiary partnerships held directly or indirectly by the General Partner were converted into common stock, thereby eliminating the minority interest.

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

Statements of Cash Flows
- ------------------------

     For purposes of the statements of cash flows, the Company classifies all cash investments with original maturities of three months or less as cash and cash investments.

Investments
- -----------

     On January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The Company's portfolio of securities is classified as "trading securities" under the provisions of SFAS No. 115 and is reported at fair value, with unrealized gains and losses included in net income (loss) for the current period. The cost of securities sold is determined on the first-in, first-out basis. Prior to January 1, 1994, investments in marketable securities were stated at the lower of cost or market. The adoption of SFAS No. 115 on January 1, 1994, did not have a material effect on the financial position or results of operations of the Company.

     The Company enters into various futures contracts which are not intended to be hedges of future natural gas or crude oil production. Investments in such contracts are periodically adjusted to market prices and gains and losses are included in securities gains (losses) in the statements of operations.

Oil and Gas Properties
- ----------------------

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

     Unproved properties are periodically assessed for impairment of value and a loss is recognized at the time of impairment. The aggregate carrying value of proved properties is periodically compared with the undiscounted future net cash flows from proved reserves, determined in accordance with Securities and Exchange Commission regulations, and a loss is recognized if permanent impairment of value is determined to exist. A loss is recognized on proved properties expected to be sold in the event that carrying value exceeds expected sales proceeds.

Net Loss Per Common Share
- -------------------------

     The computations of net loss per common share are based on the weighted average number of common shares outstanding during each period.

Fair Value of Financial Instruments
- -----------------------------------

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

Gas Revenues
- ------------

     The Company recognizes its ownership interest in natural gas sales as revenue. Actual production quantities sold by the Company may be different than its ownership share of production in a given period. If the Company's natural gas sales exceed its ownership share of production, the excess is recorded as deferred revenue. Gas balancing receivables are recorded when the Company's ownership share of production exceeds its natural gas sales. The Company also accrues production expenses related to its ownership share of production. At June 30, 1994, the Company had produced and sold a net
16.3 billion cubic feet of natural gas less than its ownership share of production and had recorded gas balancing receivables, net of deferred revenues, of approximately $32.1 million. Substantially all of the Company's gas balancing receivables and deferred revenue is classified as long-term.

     The Company periodically enters into natural gas futures contracts as a hedge against natural gas price fluctuations. Gains or losses on such futures contracts are deferred and recognized as natural gas revenue when the hedged production occurs. At June 30, 1994, the Company had deferred losses of $3.4 million resulting from hedging a substantial portion of the Company's anticipated third quarter 1994 natural gas production. These deferred losses will be recognized as a reduction of natural gas revenues in the third quarter of 1994.

Taxes
- -----

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

(2)  RESOURCES AND LIQUIDITY
     =======================

     At June 30, 1994, the Company's long-term debt, net of current maturities, totaled approximately $1.1 billion (see note 4). The Company also had approximately $92 million of working capital; cash and securities totaled approximately $137 million.

     In recent years, the Company has repaid or refinanced a substantial amount of its debt, primarily with proceeds from sales of oil and gas properties and through long-term debt refinancing transactions. In the second quarter of 1994, the Company completed a public offering of over 16 million shares of common stock at a public offering price of $6.00 per share (the Equity Offering). The Equity Offering resulted in net proceeds to the Company of approximately $93 million which were used to redeem approximately $6 million of 12% subordinated notes, plus accrued interest, and to redeem or repurchase approximately $87 million accreted value ($99.1 million face amount at maturity) of 12-3/4% unsecured discount notes, both of which were scheduled to mature in 1996.

     The Company expects to service its debt obligations and meet capital expenditure requirements through 1995 with cash flows from operating activities and available cash and securities balances. The Company's cash flows from operating activities are substantially dependent on the amount of oil and gas produced and the prices received for such production. In addition, approximately $618 million of the Company's long-term debt as of June 30, 1994 does not require interest payments until December 31, 1995; however, the accreted value of such debt increases at a rate of 12-3/4%, compounded semiannually, per year through June 30, 1995. On December 31, 1995, the Company will begin making interest payments on its 12-3/4% secured discount notes due June 30, 1998 and the remaining 12-3/4% unsecured discount notes due June 30, 1996 (together, the Discount Notes). Assuming no additional changes in the Company's capital structure prior to such date, the Company will be required to make cash interest payments related to the Discount Notes totaling approximately $44.4 million on December 31, 1995 and approximately $83.8 million during 1996. In addition, 12-3/4% unsecured discount notes in the amount of $79.7 million will mature and be payable in mid-1996. The Company's current financial forecasts indicate that cash flows from operating activities and available cash and securities balances may not be sufficient to fund its debt service and capital expenditure requirements in 1996. The Company believes that it has the assets and borrowing flexibility to generate sufficient funds to meet its 1996 obligations. See additional discussion in note 4. Depending on industry and market conditions, the Company may generate cash by issuing additional equity or debt securities or selling assets. However, the Company's two largest assets, its interests in the Hugoton and West Panhandle fields, are pledged under long-term debt agreements, which limit the Company's ability to raise incremental available cash by selling assets. The Company has filed a shelf registration statement for the issuance and sale of up to $300 million of debt securities. If and when such debt securities are issued, the net proceeds will be used to retire existing debt. There can be no assurances that the Company will be able to issue any such debt securities, raise additional equity capital or otherwise refinance its debt.

(3)  MARKETABLE SECURITIES
     =====================

     The fair value of marketable securities is as follows (in thousands):

                                                   June 30,     December 31,
                                                     1994           1993
                                                   --------     ------------

     Cost........................................   $7,644        $11,788
     Unrealized loss.............................   (1,393)          (469)
                                                    ------        -------
          Fair value.............................   $6,251        $11,319
                                                    ======        =======

     For the six months ended June 30, 1994, the Company recognized a net loss of $5.3 million from its investments in securities and futures contracts compared with a net gain for the same period in 1993 of $10.5 million. The net securities gains and losses do not include gains or losses from natural gas futures contracts accounted for as hedges of natural gas production. Hedge gains or losses are included in natural gas revenue in the period in which the hedged production occurs (see note 1).

     The net securities gains and losses recognized during a period include both realized and unrealized gains and losses. During the six-month period ended June 30, 1994, the Company realized net losses of $5.2 million from securities transactions and futures contracts. The Company realized net gains from securities transactions and futures contracts of $7.7 million during the six-month period ended June 30, 1993.

(4)  LONG-TERM DEBT
     ==============

     Long-term debt and current maturities are as follows (in thousands):

                                                    June 30,    December 31,
                                                      1994          1993
                                                   ----------   ------------

     HCLP Secured Notes..........................  $  520,180    $  541,600
     Credit Agreement............................      38,647        59,148
     12-3/4% secured discount notes..............     547,370       472,939
     12-3/4% unsecured discount notes............      70,456       148,576
     12% subordinated notes......................        --           6,336
     13-1/2% subordinated notes..................       7,390         7,390
     Other.......................................       5,305         5,305
                                                   ----------    ----------
                                                    1,189,348     1,241,294
     Current maturities..........................     (43,952)      (67,657)
                                                   ----------    ----------
     Long-term debt..............................  $1,145,396    $1,173,637
                                                   ==========    ==========

HCLP Secured Notes
- ------------------

     In 1991, Hugoton Capital Limited Partnership (HCLP), an indirect subsidiary partnership, issued $616 million of secured notes (HCLP Secured Notes) in a private placement with a group of institutional lenders. The issuance also funded a $66 million restricted cash balance within HCLP. The restricted cash balance is available to supplement cash flows from the HCLP properties in the event such cash flows are not sufficient to fund principal and interest payments on the HCLP Secured Notes when due. As the HCLP Secured Notes are repaid, the required restricted cash balance is reduced. HCLP holds substantially all of the Company's Hugoton field natural gas properties.

     The HCLP Secured Notes were issued in 15 series and have final stated maturities extending through 2012 but can be retired earlier. The HCLP Secured Notes outstanding at June 30, 1994 bear interest at fixed rates ranging from 8.80% to 11.30% (weighted average 10.27%). Principal payments, if required, and interest payments are made semiannually. Provisions in the HCLP Secured Note agreements require interest rate premiums to be paid to the noteholders in the event that the HCLP Secured Notes are repaid more rapidly or slowly than under the initial scheduled amortization. Such premiums, if required, would increase the effective interest rate of the HCLP Secured Notes.

     The terms of the HCLP Secured Notes provide for principal payments based on either the initial scheduled amortization or on actual production and prices. To date, the Company has made principal payments under the initial scheduled amortization, which resulted in higher payments than would have been required based on actual production and prices. As provided for under the terms of the debt agreements, the Company intends to make future principal payments based on actual production and prices, which, based on current expectations, could reduce principal payments from the initial scheduled amortization by approximately $50 million through 1996. Interest rate premiums at a rate of 1.5% annually will be applied to those principal amounts not paid according to the initial scheduled amortization.

     The HCLP Secured Note agreements contain various covenants which, among other things, limit HCLP's ability to sell or acquire oil and gas property interests, incur additional indebtedness, make unscheduled capital expenditures, make distributions of property or funds subject to the mortgage, or enter into certain types of long-term contracts or forward sales of production. The agreements also require HCLP to maintain separate existence from the Company and its other subsidiaries. The assets of HCLP that are subject to the mortgage securing the HCLP Secured Notes are dedicated to service HCLP's debt and are not available to pay creditors of the Company or its subsidiaries other than HCLP. Any cash not subject to the mortgage is available for distribution to Mesa Operating Co. (MOC), a Company subsidiary.

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

     The restricted cash balance and cash held by the Collateral Agent for payment of interest and principal on the HCLP Secured Notes are invested by the Collateral Agent under the terms of a guaranteed investment contract
(GIC) with Morgan Guaranty Trust Co. of New York (Morgan). Morgan was paid $13.9 million at the date of issuance of the HCLP Secured Notes to guarantee that funds invested under the GIC would earn an interest rate equivalent to the weighted average coupon rate on the outstanding principal balance of the HCLP Secured Notes (10.27% at June 30, 1994). A portion of this amount may be refunded if the HCLP Secured Notes are repaid earlier than if HCLP had produced according to its scheduled production, depending primarily on prevailing interest rates at that time.

     In the first quarter of 1992, the Company contributed $32 million in cash to HCLP. A portion of such funds was used to supplement HCLP's cash flows in order to make principal payments under the initial scheduled amortization. In February 1994, the Company contributed an additional $5.8 million to HCLP which, along with $10.3 million of HCLP cash not subject to the mortgage, was used to supplement HCLP's cash flows in order to make the February 1994 scheduled principal payment.

     HCLP cash balances were as follows (in thousands):

                                                     June 30,   December 31,
                                                       1994         1993
                                                     ---------  ------------

     Subject to the mortgage........................  $32,660      $30,145
     Not subject to the mortgage....................   16,600       10,301
                                                      -------      -------
     Cash included in current assets................  $49,260      $40,446
                                                      =======      =======
     Restricted cash included in noncurrent assets..  $60,150      $62,649
                                                      =======      =======

     MOC, which owns substantially all of the limited partnership interests of HCLP, is party to a services agreement with HCLP. MOC provides services necessary to operate the Hugoton field properties and market production therefrom, process remittances of production revenues and perform certain other administrative functions in exchange for a services fee. The fee totaled approximately $6.9 million for the first six months of 1994 and $6.2 million for the same period in 1993.

Credit Agreement
- ----------------

     The Company's bank credit agreement, as amended, (the Credit Agreement), provided for $80 million of initial borrowings in the third quarter of 1993, $10 million in letter of credit obligations and required scheduled principal payments of $10 million in the fourth quarter of 1993, $30 million in the first half of 1994, and the remaining balance at final maturity in the second quarter of 1995 (including an obligation to cash collateralize any remaining letter of credit obligations outstanding at that time). As of June 30, 1994, the Company had outstanding borrowings of approximately $38.6 million under the Credit Agreement and had $11.4 million in letter of credit obligations outstanding secured under the Credit Agreement.

     The terms of the Credit Agreement require prepayment of the next scheduled principal payment in the amount of one-half of any proceeds from certain asset sales or collections from Bicoastal Corporation (Bicoastal) pursuant to its bankruptcy reorganization plan.

     The rate of interest payable on borrowings under the Credit Agreement is the Eurodollar rate plus 1-1/2% or the prime rate. Obligations under the Credit Agreement are secured by a first lien on the Company's West Panhandle field properties, by the Company's equity interest in MOC and on a 77% limited partner interest in HCLP.

     The Credit Agreement requires the Company to maintain tangible adjusted equity, as defined, of $50 million. At June 30, 1994, the Company's tangible adjusted equity, as defined, was approximately $165 million.

     The Credit Agreement also requires the Company to maintain a ratio of cash flow and available cash to debt service, as each is defined, of 1.50 to 1 as of the end of each fiscal quarter. During the first quarter of 1994, the Company settled its litigation with Unocal Corporation (Unocal) (see note 7). Under the terms of the Credit Agreement, the Company was required to repay intercompany debt (see note 8) prior to issuing additional 12-3/4% secured discount notes to fund the Unocal settlement. Based on the definitions of available cash and debt service, the repayment of the intercompany obligation caused the ratio as calculated at June 30, 1994, to be .91 to 1. The Company requested and received a waiver from the banks for this requirement as of June 30, 1994.

     The provisions of the Credit Agreement prohibit the Company from paying any dividends to equity holders, other than those paid in the form of equity securities.

Discount Notes
- --------------

     In conjunction with a debt exchange transaction consummated on August 26, 1993, the Company issued the Discount Notes consisting of approximately $435.5 million initial accreted value, as defined, of 12-3/4% secured discount notes due June 30, 1998 and $136.9 million initial accreted value, as defined, of 12-3/4% unsecured discount notes due June 30, 1996. The Company also issued $29.3 million principal amount of 0% convertible notes due June 30, 1998, which were converted into approximately 7.5 million shares of common stock in December 1993. The Discount Notes, which rank pari passu with each other, are senior in right of payment to any remaining subordinated notes and subordinate to all permitted first lien debt, as defined, including the Credit Agreement.

     The Discount Notes will not accrue interest through June 30, 1995; however, the accreted value, as defined, of both series increases at a rate of 12-3/4% per year, compounded semiannually, until June 30, 1995. After June 30, 1995, each series will accrue interest at an annual rate of 12-3/4%, payable in cash semiannually in arrears, with the first payment due December 31, 1995.

     In the second quarter of 1994, the Company completed the Equity Offering (see note 2). The Company used approximately $87 million of the $93 million of net proceeds from the Equity Offering to redeem or repurchase $87 million accreted value ($99.1 million face amount at maturity) of 12-3/4% unsecured discount notes which were due in 1996.

     The 12-3/4% secured discount notes are secured by second liens on the Company's West Panhandle field properties and on a 77% limited partner interest in HCLP, both of which currently secure obligations under the Credit Agreement. The Company's right to maintain first lien debt, as defined, is limited by the terms of the Discount Notes to $82.5 million.

     The indentures governing the Discount Notes restrict, among other things, the Company's ability to incur additional indebtedness, pay dividends, acquire stock or make investments, loans and advances.

     On March 2, 1994, the Company issued $48.2 million face amount of additional 12-3/4% secured discount notes due June 30, 1998. The proceeds of $42.8 million were used to pay the settlement amount arising from the early 1994 settlement of a lawsuit with Unocal. The additional indebtedness incurred to settle the Unocal lawsuit is specifically permitted under the terms of the indentures governing the Discount Notes and under the Credit Agreement. See note 7 for additional discussion of the Unocal litigation.

Subordinated Notes
- ------------------

     The 13-1/2% subordinated notes are unsecured and mature in 1999. Interest on these notes is payable semiannually in cash. The 12% subordinated notes outstanding as of December 31, 1993 were redeemed on May 31, 1994 with proceeds from the Equity Offering (see Note 2).

Interest and Maturities
- -----------------------

     The aggregate interest payments made during the six months ended June 30, 1994 and 1993 were $30.7 million and $40.7 million, respectively. Payment of approximately $36.0 million of interest expense incurred during the six months ended June 30, 1994 has been deferred until the maturities of the Discount Notes. Such interest is included in interest expense in the consolidated statements of operations.

     The expected principal repayments on long-term debt for the remainder of 1994 and for the four succeeding years are as follows (in millions):

                                       1994    1995    1996    1997    1998
                                      ------  ------  ------  ------  ------

     HCLP Secured Notes(a)..........  $  --   $ 15.3  $ 32.3  $ 36.0  $ 37.3
     Credit Agreement(b)............     2.5    36.1     --      --      --
     12-3/4% secured
       discount notes...............     --      --      --      --    617.4
     12-3/4% unsecured
       discount notes...............     --      --     79.7     --      --
     Other..........................     5.3     --      --      --      --
                                      ------  ------  ------  ------  ------
          Total.....................  $  7.8  $ 51.4  $112.0  $ 36.0  $654.7
                                      ======  ======  ======  ======  ======

(a) Reflects estimated required principal payments under the terms of the HCLP Secured Note agreements assuming principal payments will be based on actual production and prices received from HCLP's Hugoton properties.

(b) Excludes approximately $11 million in letter of credit obligations currently outstanding and required to be cash collateralized in 1995.

Fair Value of Long-Term Debt
- ----------------------------

     Based on borrowing rates currently available for secured debt with similar maturities and credit rating, the fair value of the HCLP Secured Notes at June 30, 1994 is estimated to be approximately $553 million.

     Based on borrowing rates currently available for bank loans with similar collateral, the fair value of the borrowings under the Credit Agreement at June 30, 1994, is estimated to be their carrying value.

     The Discount Notes are publicly traded but not listed on a national trading exchange. Based on trading prices available at June 30, 1994, the fair value of the 12-3/4% secured discount notes is estimated to be approximately $562 million and the fair value of the 12-3/4% unsecured discount notes is estimated to be approximately $71 million.

     The 13-1/2% subordinated notes are publicly traded but have not experienced significant activity. Based on recent trades, the fair values of the 13-1/2% subordinated notes are not materially different from their carrying value.

(5) Other Income (Expense)
    ======================

     In April 1993, the Company sold a portion of its Rocky Mountain area properties for approximately $7.1 million, after adjustments, and a recorded a gain on the sale of approximately $4.1 million. The Company also retained a reversionary interest in the properties under which the Company will receive a 50% net profits interest in the properties after the purchaser has recovered its investment and certain other costs and expenses.

     In June 1993, the Company sold its interest in the deep portion of the Hugoton field not owned by HCLP for approximately $19.0 million, after adjustments, and recorded a gain on the sale of approximately $5.5 million.

     During the first six months of 1994, the Company recognized gains totaling $16.6 million ($9.2 million during the second quarter of 1994), representing collection of additional interest amounts relating to a 1988 loan from the Company to Bicoastal Corporation (Bicoastal). Bicoastal emerged from bankruptcy in 1992 and has since repaid of all of its principal obligations relating to such loan.

(6)  STOCKHOLDERS' EQUITY
     ====================

     At December 31, 1993, the Company had outstanding 46.5 million shares of common stock and the Company owned a 97.38% interest in its direct subsidiaries; the General Partner owned a 2.62% interest. In January 1994, the remaining general partner interest was converted into common stock. See note 1 for further discussion of the conversion in 1994 of the remaining general partner interest into common stock of the Company.

     In the second quarter of 1994, the Company completed the Equity Offering which resulted in the issuance of an additional 16.3 million shares of common stock, which increased the number of shares of common stock outstanding to 64.1 million, and an increase in stockholders' equity of approximately $93 million. Proceeds from the Equity Offering were used to reduce long-term debt.

     The Company has authorized 10 million shares of preferred stock. No shares of preferred stock have been issued as of June 30, 1994.

(7)  CONTINGENCIES
     =============

Unocal
- ------

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

Masterson
- ---------

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

     The plaintiffs allege royalty underpayments of approximately $450 million (including interest at 10%) covering the period July 1, 1967 to the present. In addition, the plaintiffs seek exemplary damages. Management believes that the Company has several defenses to plaintiffs' claims, including (i) that the royalties for all periods were properly computed and paid and (ii) that plaintiffs' claims with respect to all periods prior to October 1, 1988 (which appear to account for the substantial portion of the claims) were explicitly released by a 1988 written agreement among plaintiffs, CIG and the Company and are further barred by the statute of limitations. If the plaintiffs were to prevail, the manner in which any resulting liability would be shared between the Company and CIG would depend on the resolution of issues relating to the contractual agreements and the relationship between the Company, CIG and the lessors during the period in question. No trial date has been set; however, the Company expects that the Court may set a trial to begin in the third quarter of 1994.

     The Company does not expect the resolution of this lawsuit to have a material adverse effect on its financial position or results of operations, however, no determination can be made at this time as to the ultimate outcome of the litigation.

Preference Unitholders
- ----------------------

     The Company is a defendant in lawsuits related to the Corporate Conversion pending in the U.S. District Court for the Northern District of Texas--Dallas Division. Plaintiffs allege, among other things, that (i) the proxy materials delivered to unitholders in connection with the Corporate Conversion contained material misstatements and omissions, (ii) the general partner of the Partnership breached fiduciary duties to the preference unitholders in structuring the transaction and allocating the common stock of the Company and (iii) the Corporate Conversion was implemented in breach of the partnership agreement of the Partnership because defendants allegedly did not obtain the requisite opinion of independent counsel regarding certain tax effects of the transaction. The Company and the other defendants have denied the allegations and believe they are without merit. Plaintiffs seek a declaration declaring the Corporate Conversion void and rescinding it, an order requiring payment of $164 million to the former preference unitholders in respect of the preferential distribution rights of their units, unspecified compensatory and punitive damages and other relief. Discovery has been completed and the parties have filed motions for summary judgment on certain issues. The Court has indicated that a trial with regards to this matter may take place in late August 1994. On August 12, 1994, the Court granted the Company's motions for summary judgment on all issues and ordered that the plaintiffs take nothing and that their complaint be dismissed. It is not known at this time whether plaintiffs will appeal the Court's judgment.

Other
- -----

     The Company is also a defendant in other lawsuits and has assumed liabilities relating to Mesa Petroleum Co. and the Partnership. The Company does not expect the resolution of these other matters to have a material adverse effect on its financial position or results of operations.

(8)  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     ============================================

     The Company conducts its operations through various direct and indirect subsidiaries. On June 30, 1994, the Company's direct subsidiaries were MOC and Mesa Holding Co. (MHC). MOC owns all of the Company's interest in the West Panhandle field of Texas, the Gulf Coast and the Rocky Mountain areas, as well as an approximate 99% limited partnership interest in HCLP. MHC owns cash and securities, an approximate 1% limited partnership interest in HCLP and 100% of MESA Environmental Ventures Co. (Mesa Environmental), a company established to compete in the natural gas vehicle market. See discussion below for 1994 changes in subsidiaries and HCLP ownership. HCLP owns substantially all of the Company's Hugoton field natural gas properties and is liable for the HCLP Secured Notes (see note 4). The assets and cash flows of HCLP that are subject to the mortgage securing the HCLP Secured Notes are dedicated to service the HCLP Secured Notes and are not available to pay creditors of the Company or its subsidiaries other than HCLP. MOC and the Company are liable for the Credit Agreement, the 13-1/2% subordinated notes and the Discount Notes. Mesa Capital Corp. (Mesa Capital), a wholly owned financing subsidiary of MOC, is also an obligor under the 13-1/2% subordinated notes and the Discount Notes. Mesa Capital, which has insignificant assets and results of operations, is included with MOC in the condensed consolidating financial statements. MESA Environmental is included with MHC in the condensed consolidating financial statements.

     In early 1994, the Company effected a series of merger transactions which resulted in the conversion of the predecessors of MOC, MHC and the other subsidiary partnerships, other than HCLP, to corporate form and eliminated all of the General Partner's minority interests in the subsidiaries.

     As of December 31, 1993, MHC had intercompany payables to MOC of approximately $123 million. On February 28, 1994, MHC assigned an 18% limited partnership interest in HCLP (out of its total interest of approximately 19%) to MOC in satisfaction of $90 million of intercompany payables. Provisions of the Discount Note indentures required the repayment of intercompany indebtedness to specified levels and provided that any HCLP limited partnership interests transferred in satisfaction of intercompany debt would be valued at $5 million for each one percent of interest assigned. MHC has also repaid an additional $29 million of intercompany debt to MOC in cash during 1994. As a result of these transactions, MOC now owns 99% of the limited partnership interest in HCLP, and substantially all of the Company's intercompany debt which was outstanding at December 31, 1993 was eliminated.

     The following are condensed consolidating financial statements of MESA Inc., HCLP, MOC, which includes Mesa Capital, and MHC, which includes Mesa Environmental, (in millions):

Condensed Consolidating Balance Sheets
- --------------------------------------
                                                          Consol.    The
                               MESA                         and    Company
June 30, 1994                  Inc.   HCLP   MOC    MHC   Elimin.  Consol'd
- -------------                  ----   ----   ----   ----  -------  --------

Assets:
  Cash and cash investments... $ -    $ 49   $ 10   $ 72   $  -     $  131
  Other current assets........   -      17     20     10      -         47
                               ----   ----   ----   ----   ------   ------
    Total current assets......   -      66     30     82      -        178
                               ----   ----   ----   ----   ------   ------
  Property, plant and
   equipment, net.............   -     639    512      1      -      1,152
  Investment in subsidiaries..  174     -     141      9     (324)     -
  Intercompany receivables....   -      -      13     -       (13)     -
  Other noncurrent assets.....   -      86     57      3      -        146
                               ----   ----   ----   ----   ------   ------
                               $174   $791   $753   $ 95   $ (337)  $1,476
                               ====   ====   ====   ====   ======   ======
Liabilities and Equity:
  Current liabilities......... $ -    $ 29   $ 56   $  1   $  -     $   86
  Long-term debt..............   -     520    625     -       -      1,145
  Intercompany payables.......    9     -      -       4      (13)     -
  Other noncurrent liabilities   -      -      76      4      -         80
  Partners'/Stockholders'
   equity (deficit)...........  165    242     (4)    86     (324)     165
                               ----   ----   ----   ----   ------   ------
                               $174   $791   $753   $ 95   $ (337)  $1,476
                               ====   ====   ====   ====   ======   ======

December 31, 1993
- -----------------

Assets:
  Cash and cash investments... $ -    $ 40   $ 16   $ 83   $  -     $  139
  Other current assets........   -      23     22     12      -         57
                               ----   ----   ----   ----   ------   ------
    Total current assets......   -      63     38     95      -        196
                               ----   ----   ----   ----   ------   ------
  Property, plant and
   equipment, net.............   -     656    535      1      -      1,192
  Investment in subsidiaries..  121     -      44    189     (354)     -
  Intercompany receivables....   -      -     113     -      (113)     -
  Other noncurrent assets.....   -      87     55      3      -        145
                               ----   ----   ----   ----   ------   ------
                               $121   $806   $785   $288   $ (467)  $1,533
                               ====   ====   ====   ====   ======   ======
Liabilities and Equity:
  Current liabilities......... $ -    $ 73   $ 46   $  1   $   -    $  120
  Long-term debt..............   -     499    675     -        -     1,174
  Intercompany payables.......    9     -      -     123     (132)     -
  Other noncurrent liabilities   -      -     120      4       -       124
  Minority interest...........   -      -      -      -         3        3
  Partners'/Stockholders'
   equity (deficit)...........  112    234    (56)   160     (338)     112
                               ----   ----   ----   ----   ------   ------
                               $121   $806   $785   $288   $ (467)  $1,533
                               ====   ====   ====   ====   ======   ======

Condensed Consolidating Statements of Operations
- ------------------------------------------------
Six Months Ended:
- -----------------
                                                          Consol.    The
                               MESA                         and    Company
June 30, 1994                  Inc.   HCLP   MOC    MHC   Elimin.  Consol'd
- -------------                  ----   ----   ----   ----  -------  --------

Revenues...................... $ -    $ 60   $ 54   $ -    $  -     $  114
                               ----   ----   ----   ----   ------   ------
Costs and Expenses:
  Operating, exploration
   and taxes..................   -      16     23     -       -         39
  General and administrative..   -      -      12      1      -         13
  Depreciation, depletion and
   amortization...............   -      18     29     -       -         47
                               ----   ----   ----   ----   ------   ------
                                 -      34     64      1      -         99
                               ----   ----   ----   ----   ------   ------
Operating Income (Loss).......   -      26    (10)    (1)     -         15
                               ----   ----   ----   ----   ------   ------
Interest Expense, Net of
 Interest Income..............   -     (24)   (44)     1      -        (67)
Securities Losses.............   -      -      (4)    (1)     -         (5)
Loss on Repayment of
 Intercompany Debt............   -      -      -     (91)(d)   91       -
Equity in Income (Loss) of
 Subsidiaries.................  (45)    -       2     -        43       -
Other.........................    2     -      16     16      (20)      14
                               ----   ----   ----   ----   ------   ------
Net Income (Loss)............. $(43)  $  2   $(40)  $(76)  $  114   $  (43)
                               ====   ====   ====   ====   ======   ======

June 30, 1993
- -------------

Revenues...................... $ -    $ 50   $ 65   $ -    $  -     $  115
                               ----   ----   ----   ----   ------   ------
Costs and Expenses:
  Operating, exploration
   and taxes..................   -      13     26     -       -         39
  General and administrative..   -      -      10      1      -         11
  Depreciation, depletion and
   amortization...............   -      17     33     -       -         50
                               ----   ----   ----   ----   ------   ------
                                 -      30     69      1      -        100
                               ----   ----   ----   ----   ------   ------
Operating Income (Loss).......   -      20     (4)    (1)     -         15
                               ----   ----   ----   ----   ------   ------
Interest Expense, Net of
 Interest Income..............   -     (25)   (40)    -       -        (65)
Intercompany Interest
 Income (Expense).............   -      -       8     (8)     -        -
Securities Gains (Losses).....   -      -      13     (2)     -         11
Equity in Loss of Subsidiaries  (32)    -      (4)    (1)      37      -
Minority Interest.............   -      -      -      -         1        1
Other.........................   -      -      (3)     3        6        6
                               ----   ----   ----   ----   ------   ------
Net Loss...................... $(32)  $ (5)  $(30)  $ (9)  $   44   $  (32)
                               ====   ====   ====   ====   ======   ======

Condensed Consolidating Statements of Cash Flows
- ------------------------------------------------
Six Months Ended:
- -----------------
                                                          Consol.    The
                               MESA                         and    Company
June 30, 1994                  Inc.   HCLP   MOC    MHC   Elimin.  Consol'd
- -------------                  ----   ----   ----   ----  -------  --------

Cash Flows from
 Operating Activities........  $  2   $ 23   $(41)  $ 19   $   (2)  $    1
                               ----   ----   ----   ----   ------   ------
Cash Flows from
 Investing Activities:
  Capital expenditures.......    -      (1)    (6)    -       -         (7)
  Contributions to
   subsidiaries..............   (95)    -      (5)    (1)     101      -
  Other......................    -      -      26     (2)     (29)      (5)
                               ----   ----   ----   ----   ------   ------
                                (95)    (1)    15     (3)      72      (12)
                               ----   ----   ----   ----   ------   ------
Cash Flows from
 Financing Activities:
  Issuance of common stock...    93     -      -      -       -         93
  Repayments of long-term
   debt......................    -     (21)  (114)    -       -       (135)
  Long-term borrowings.......    -      -      43     -       -         43
  Contributions from equity
   holders...................    -       6     93      2     (101)     -
  Other......................    -       2     (2)   (29)      31        2
                               ----   ----   ----   ----   ------   ------
                                 93    (13)    20    (27)     (70)       3
                               ----   ----   ----   ----   ------   ------
Net Increase (Decrease) in
 Cash and Cash Investments...  $ -    $  9   $ (6)  $(11)  $  -     $   (8)
                               ====   ====   ====   ====   ======   ======

June 30, 1993
- -------------

Cash Flows from
  Operating Activities.......  $ -    $ 16   $ 28   $ (1)  $  -     $   43
                               ----   ----   ----   ----   ------   ------
Cash Flows from
 Investing Activities:
  Capital expenditures.......    -      (5)    (9)    (1)     -        (15)
  Proceeds from sales of oil
   and gas properties........    -      -      23      3      -         26
  Other......................    -      -       4     (3)      (2)      (1)
                               ----   ----   ----   ----   ------   ------
                                 -      (5)    18     (1)      (2)      10
                               ----   ----   ----   ----   ------   ------
Cash Flows from
 Financing Activities:
  Repayments of long-term
   debt......................    -     (20)    -      -       -        (20)
  Other......................    -       3     (3)    (2)       2       -
                               ----   ----   ----   ----   ------   ------
                                 -     (17)    (3)    (2)       2      (20)
                               ----   ----   ----   ----   ------   ------
Net Increase (Decrease) in
 Cash and Cash Investments...  $ -    $ (6)  $ 43   $ (4)  $  -     $   33
                               ====   ====   ====   ====   ======   ======

Notes to Condensed Consolidating Financial Statements
- -----------------------------------------------------

(a) These condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto of which this note is an integral part.

(b) As of June 30, 1994, the Company owns 100% interest in each of MOC and MHC. These condensed consolidating financial statements present the Company's investment in its subsidiaries and MOC's and MHC's investments in HCLP using the equity method. Under this method, investments are recorded at cost and adjusted for the parent company's ownership share of the subsidiary's cumulative results of operations. In addition, investments increase in the amount of contributions to subsidiaries and decrease in the amount of distributions from subsidiaries.

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

(d) The condensed consolidating statement of operations of MHC for the six months ended June 30, 1994 reflects a $91 million loss from its disposition of an 18% equity interest in HCLP. The HCLP interest was used to repay a portion of MHC's intercompany payable to MOC and was valued, in accordance with the provisions of the Discount Notes, at $5 million for each one percent of interest assigned. A loss was recognized for the difference between the carrying value of the HCLP interests assigned to MOC and the $90 million value attributed to such interests which reduced the intercompany payable. The loss recognized by MHC is eliminated in consolidation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
- ------------------------------------------------------------------------

RESULTS OF OPERATIONS
=====================

     MESA Inc. (Mesa) incurred a net loss of $25.3 million in the second quarter of 1994 compared with a net loss of $14.4 million in the second quarter of 1993. Mesa incurred a net loss of $43.1 million in the first six months of 1994 compared with a net loss of $31.5 million in the first six months of 1993.

Revenues
- --------

     The following table presents the reported revenues, production and average prices from sales of natural gas, natural gas liquids and oil and condensate for the three and six month periods ended June 30, 1994 and 1993.

                                               Three Months    Six Months
                                                  Ended           Ended
                                                 June 30         June 30
                                             --------------- ---------------
                                              1994    1993    1994    1993
                                             ------- ------- ------- -------
     Revenues (in thousands):
          Natural gas....................... $31,995 $32,483 $72,701 $73,470
          Natural gas liquids...............  16,537  14,013  32,809  31,853
          Oil and condensate................   2,088   3,202   3,699   7,136

     Production:
          Natural gas equivalents (MMcfe*)..  30,232  25,014  61,227  57,772
               Natural gas (MMcf)...........  19,552  17,400  39,411  41,212
               Natural gas liquids (MBbls)..   1,645   1,096   3,365   2,366
               Oil and condensate (MBbls)...     135     173     271     394

     Average Prices:
          Natural gas (per Mcf)............. $  1.64 $  1.87 $  1.86 $  1.80
          Natural gas liquids (per Bbl).....   10.05   12.76    9.79   13.45
          Oil and condensate (per Bbl)......   15.18   18.17   13.78   17.95

  * Quantities stated as equivalent natural gas are based on a factor of 6 thousand cubic feet of natural gas per barrel of liquids.

     Total equivalent natural gas production increased in 1994 compared with the same periods in 1993, principally due to increased production in the Hugoton field. Equivalent production from Mesa's properties in the Hugoton field increased due to higher field allowables and increased natural gas liquids recoveries at Mesa's Satanta natural gas processing plant, which began processing Hugoton production in late 1993. The recently enacted field rule changes, which became effective on April 1, 1994, are expected to allow Mesa to increase its Hugoton production for the remainder of 1994 and in future years as compared to 1993 levels.

     Natural gas prices decreased by $.23 per Mcf, or more than 12 percent, in the second quarter of 1994 compared with the same period in 1993 due to lower spot market prices. Natural gas liquids and oil and condensate prices decreased in 1994 compared with 1993 primarily due to lower world market prices for crude oil.

Costs and Expenses
- ------------------

     Total costs and expenses for the three- and six-month periods ending June 30, 1994 were similar to such amounts in the same periods of 1993. General and administrative (G&A) expenses were slightly higher in 1994 than in 1993; however, Mesa expects total G&A expense for 1994 to be approximately the same as in 1993. Depreciation, depletion and amortization expense (DD&A) was approximately the same for the second quarters of 1994 and 1993 and such expense was $2.4 million lower for the six months ended June 30, 1994 as compared with the same period in 1993 despite increases in equivalent production in 1994. DD&A expense reflects lower expense in the Gulf Coast as those higher-cost properties continue to experience declining production and inclusion of certain anticipated oil and gas reserve increases in the calculation of DD&A expense.

Other Income (Expense)
- ----------------------

     Other income includes gains of $9.2 million for the second quarter of 1994 and $16.5 million for the six months ended June 30, 1994 from the collection of additional interest from Bicoastal Corporation (Bicoastal). Bicoastal recently emerged from bankruptcy and has, to date, repaid all of its principal obligations related to a 1988 loan from Mesa to Bicoastal. Mesa has additional interest claims but does not expect Bicoastal to have sufficient funds to make significant future payments.

     The results of operations of Mesa for the three- and six-month periods ended June 30, 1994 and 1993 were significantly affected by gains and losses from securities transactions. Mesa recognized a net loss from its transactions in marketable securities and futures contracts of approximately $4.4 million and a net gain of $5.0 million for the three months ended June 30, 1994 and 1993, respectively, and a net loss of $5.3 million compared with a net gain of $10.5 million for the six months ended June 30, 1994 and 1993, respectively. These net gains and losses resulted primarily from investments in natural gas futures contracts. In the second quarter of 1993, Mesa sold certain of its oil producing properties in the deep Hugoton and Rocky Mountain areas for an aggregate $26.1 million and recognized a gain on the sales of $9.6 million.

Production Allocation Agreement
- -------------------------------

     Effective January 1, 1991, the Company entered into a Production Allocation Agreement (PAA) with Colorado Interstate Gas Co. (CIG) which allocates 77% of reserves and production from the West Panhandle field to the Company and 23% to CIG. The Company records its 77% ownership interest in natural gas production as revenue. The difference between the net value of production sold by the Company and the net value of its 77% entitlement is accrued as a gas balancing receivable. The revenues and costs associated with such accrued production are included in results of operations.

     The following table represents the incremental effect on results of operations and production from entitlement production recorded in excess of actual sales as a result of the PAA (in thousands).

                                   Three Months Ended     Six Months Ended
                                        June 30                June 30
                                   ------------------     ----------------
                                    1994        1993        1994     1993
                                   ------      ------     -------  -------

Revenues accrued.................. $5,177      $  248     $ 5,509  $ 1,393
Costs and expenses accrued........ (1,812)         47      (1,928)      57
Depreciation, depletion and
 amortization..................... (2,330)         72      (2,480)     111
                                   ------      ------     -------  -------
                                   $1,035      $  367     $ 1,101  $ 1,561
                                   ======      ======     =======  =======

Production Accrued:
     Natural gas (MMcf)...........  1,449         (52)      1,542      (76)
     Natural gas liquids (MBbl)...    212          (8)        226      (14)
     Oil and condensate (MBbl)....      9         --           10      --
     Helium (MMcf)................      2          17           2       36

     At June 30, 1994, the long-term gas balancing receivable from CIG, net of accrued costs, relating to the PAA was $37.9 million, which is included in other assets in the consolidated balance sheet. The provisions of the PAA allow for periodic and ultimate cash balancing to occur. The PAA also provides that CIG may not take in excess of its 23% share of ultimate production.

CAPITAL RESOURCES AND LIQUIDITY
===============================

Financial Condition and Cash Requirements
- -----------------------------------------

     Mesa owns and operates its oil and gas properties through direct and indirect subsidiaries. Hugoton Capital Limited Partnership (HCLP) owns substantially all of Mesa's Hugoton field natural gas properties. HCLP was established in 1991 to own these properties and to issue secured long-term debt (the HCLP Secured Notes). The assets and cash flows of HCLP that are subject to the mortgage securing the HCLP Secured Notes are dedicated to service HCLP's debt and are not available to pay creditors of Mesa or its subsidiaries other than HCLP. However, any "excess cash," as defined in the HCLP debt agreements, may be distributed by HCLP to Mesa Operating Co. (MOC) to be used for general corporate purposes. MOC owns all of Mesa's interest in the West Panhandle field of Texas and the Gulf Coast and the Rocky Mountain areas. At June 30, 1994, MOC owned an approximate 99% limited partnership interest in HCLP. Mesa Holding Co. (MHC) owns cash and securities, a 1% interest in HCLP and 100% of MESA Environmental Ventures Co., a company established to compete in the natural gas vehicle market.

     The following table summarizes certain components of Mesa's financial position and cash flows as of and for the six months ended June 30, 1994 (in thousands):

                                   MOC       HCLP        MHC       Total
                                --------   --------    --------  ----------
     Debt:
       HCLP Secured Notes...... $   --     $520,180    $  --     $  520,180
       Credit Agreement
         and other.............   43,952       --         --         43,952
       12-3/4% secured
         discount notes........  547,370       --         --        547,370
       12-3/4% unsecured
         discount notes........   70,456       --         --         70,456
       13-1/2% subordinated
         notes.................    7,390       --         --          7,390
                                --------   --------    --------  ----------
                                $669,168   $520,180    $  --     $1,189,348
                                ========   ========    ========  ==========

     Cash and securities(a).... $ 13,900   $ 49,260(c) $ 74,320  $  137,480
                                ========   ========    ========  ==========
     Working capital (deficit). $(26,633)  $ 37,745    $ 81,227  $   92,339
                                ========   ========    ========  ==========
     Restricted cash (in
        noncurrent assets)..... $   --     $ 60,150    $   --    $   60,150
                                ========   ========    ========  ==========
     Operating cash flows
        before interest and
        litigation settlement.. $  3,892   $ 47,157    $ 17,286  $   68,335
     Litigation settlement.....  (42,750)      --          --       (42,750)
     Interest payments, net(b).   (2,252)   (24,005)      1,278     (24,979)
                                --------   --------    --------  ----------
     Cash flows from
        operating activities... $(41,110)  $ 23,152    $ 18,564  $      606
                                ========   ========    ========  ==========

     (a)  Included in working capital (deficit).

     (b)  Cash interest payments, net of interest income.

     (c) Includes $16.6 million of cash not subject to the mortgage which may be distributed to MOC and MHC.

     The HCLP Secured Notes, for which HCLP is the sole obligor, are secured by its Hugoton field properties and are due in semiannual installments through August 2012, but may be repaid earlier. Mesa's bank credit agreement, as amended (the Credit Agreement), is a facility under which approximately $38.6 million of borrowings and $11.4 million of letter of credit obligations were outstanding at June 30, 1994. Obligations under the Credit Agreement are secured by a first lien on MOC's West Panhandle properties, Mesa's equity interest in MOC and a 77% limited partner interest in HCLP. Borrowings under the Credit Agreement are due in June 1995. Mesa and MOC are obligors under the Credit Agreement. The 12-3/4% secured discount notes are due in 1998 and are secured by second liens on MOC's West Panhandle properties and a 77% limited partner interest in HCLP. The remaining 12-3/4% unsecured discount notes are due in 1996. The 13-1/2% subordinated notes (unsecured) have a stated maturity of May 1999. The 12-3/4% secured discount notes and 12-3/4% unsecured notes (together, the Discount Notes) and the 13-1/2% subordinated notes are obligations of MOC, Mesa and Mesa Capital Corporation, a financing subsidiary of MOC.

     In recent years, Mesa has repaid or refinanced a substantial amount of its debt primarily with proceeds from sales of oil and gas properties and through long-term debt refinancing transactions. In the second quarter of 1994, Mesa completed a public offering of over 16 million shares of common stock at a public offering price of $6.00 per share (the Equity Offering). The Equity Offering resulted in net proceeds to Mesa of about $93 million which were used to redeem approximately $6 million of 12% subordinated notes then outstanding, plus accrued interest, and approximately $87 million accreted value ($99.1 million face amount at maturity) of the 12-3/4% unsecured discount notes, both of which were scheduled to mature in 1996.

     The following tables summarize Mesa's 1993 actual and 1994 through 1997 forecast cash requirements, assuming no additional changes in capital structure, for interest, debt principal and capital expenditures (in thousands):
                                 Actual                Forecast
                                -------- -----------------------------------
                                  1993     1994     1995     1996     1997
                                -------- -------- -------- -------- --------
     HCLP:
       Interest payments,
         net(a)................ $ 50,185 $ 47,100 $ 45,300 $ 43,000 $ 38,600
       Principal repayments(b).   39,250   21,400   15,300   32,300   36,000
       Capital expenditures(c).    8,090    9,700    9,200    3,900     --
                                -------- -------- -------- -------- --------
                                $ 97,525 $ 78,200 $ 69,800 $ 79,200 $ 74,600
                                ======== ======== ======== ======== ========
     MOC:
       Interest payments,
          net(a)............... $ 30,547 $  1,000 $ 45,000 $ 92,600 $ 94,700
       Principal repayments(d).   40,852  121,400   36,100   79,700     --
       Capital expenditures(c).   20,622   19,000   19,200   20,400    8,700
                                -------- -------- -------- -------- --------
                                $ 92,021 $141,400 $100,300 $192,700 $103,400
                                ======== ======== ======== ======== ========

     (a)  Cash interest payments, net of interest income.

     (b) Principal repayments beyond June 30, 1994 are estimated based on expected actual production and prices from HCLP's Hugoton properties. HCLP was previously making such payments based on the initial scheduled amortization, but will reduce the payments as permitted by the HCLP indentures. The scheduled amortization of the HCLP Secured Notes is as follows (in thousands):

                                              1994    1995    1996    1997
                                             ------- ------- ------- -------

          Scheduled principal repayments.... $42,900 $39,300 $45,400 $46,700
                                             ======= ======= ======= =======

     (c) Forecast capital expenditures represent Mesa's best estimate of drilling and facilities expenditures required to attain projected levels of production from its existing properties during the forecast period. Contractual commitments with a major gas purchaser in the Hugoton field require expenditures, primarily for compression, of approximately $7.1 million by HCLP during 1994 through 1995, which amounts are included in amounts set forth in the table for such years. Mesa may incur capital expenditures in addition to those reflected in the table.

     (d) Includes approximately $93 million of principal repayments in 1994 with proceeds from the Equity Offering. Such principal was scheduled to be repaid in 1996.

Debt Covenants
- --------------

     The Credit Agreement requires Mesa to maintain tangible adjusted equity, as defined, of $50 million. At June 30, 1994, Mesa's tangible adjusted equity, as defined, was approximately $165 million.

     The Credit Agreement also requires Mesa to maintain a ratio of cash flow and available cash to debt service, as each is defined, of 1.50 to 1 as of the end of each fiscal quarter. During the first quarter of 1994, Mesa settled its litigation with Unocal Corporation (Unocal) (see note 7 to the consolidated financial statements). Under the terms of the Credit Agreement, Mesa was required to repay intercompany debt (see note 8 to the consolidated financial statements) prior to issuing additional 12-3/4% secured discount notes to fund the Unocal settlement. Based on the definitions of available cash and debt service, the repayment of the intercompany obligation caused the ratio as calculated at June 30, 1994, to be .91 to 1. Mesa requested and received a waiver from the banks for this requirement as of June 30, 1994.

     The indentures governing the Discount Notes restrict, among other things, Mesa's ability to incur additional indebtedness, pay dividends, acquire stock or make investments, loans and advances. The Credit Agreement also restricts, among other things, Mesa's ability to incur additional indebtedness, create liens, pay dividends, acquire stock or make investments, loans and advances.

Company Resources and Alternatives
- ----------------------------------

     Mesa expects to service its debt obligations and meet capital expenditure requirements through 1995 with cash flows from operating activities and available cash and securities balances. Mesa's cash flows from operating activities are substantially dependent on the amount of oil and gas produced and the prices received for such production. In addition, the Discount Notes do not require interest payments until December 31, 1995. Assuming no additional changes in the Company's capital structure prior to such date, the Company will be required to make cash interest payments related to the Discount Notes totaling approximately $44.4 million on December 31, 1995 and approximately $83.8 million during 1996. In addition, 12-3/4% unsecured discount notes in the amount of $79.7 million become due in mid-1996. Mesa's current financial forecasts indicate that cash flows from operating activities and available cash and securities balances may not be sufficient to fund its debt service and capital expenditure requirements in 1996. Mesa believes that it has the assets and borrowing flexibility to generate sufficient funds to meet its 1996 obligations. Depending on industry and market conditions, the Company may generate cash by issuing additional equity or debt securities or selling assets. However, the Company's two largest assets, its interests in the Hugoton and West Panhandle fields, are pledged under long-term debt agreements, which limit the Company's ability to raise incremental available cash by selling assets. Mesa has filed a shelf registration statement for the issuance and sale of up to $300 million of debt securities. If and when such debt securities are issued, the net proceeds will be used to retire existing debt. There can be no assurances that Mesa will be able to issue any such debt securities, raise additional equity capital or otherwise refinance its debt.

OTHER
=====

     Mesa recognizes its ownership interest in natural gas production as revenue. Actual production quantities sold may be different from Mesa's ownership share of production in a given period. Mesa records these differences as gas balancing receivables or as deferred revenue. Net gas balancing underproduction represented approximately 5.6% of total equivalent production in the six months ended June 30, 1994 compared with 1.9% during the same period in 1993. The gas balancing receivable or deferred revenue component of natural gas and natural gas liquids revenues in future periods is dependent on future rates of production, field allowables and the amount of production taken by Mesa or by its joint interest partners.

     Mesa invests from time to time in marketable equity and other securities and in commodity and futures contracts, primarily related to crude oil and natural gas. Mesa also enters into natural gas futures contracts as a hedge against natural gas price fluctuations.

     Management does not anticipate that inflation will have a significant effect on Mesa's operations.

PART II - OTHER INFORMATION
===========================
Item 1.  Legal Proceedings
- --------------------------

     Reference is made to Part I, Item 1, Note 7 of this Form 10-Q for information regarding legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

     The Company's annual meeting of stockholders was held on May 17, 1994. There were three matters submitted to the stockholders at the meeting. The results of the votes were as follows:

     1.  Election of Boone Pickens, Paul W. Cain, John S. Herrington, Wales
         H. Madden, Jr., Fayez S. Sarofim, Robert L. Stillwell and J. R. Walsh, Jr. to serve as directors of the Company for terms expiring at the annual stockholders' meeting in 1995.

                                                             Number of
                              Votes Cast               ---------------------
                         --------------------  Votes                Broker
          Name              For      Against  Withheld Abstentions Non-Votes
- ------------------------ ---------- --------- -------- ----------- ---------

Boone Pickens........... 41,934,996     0      868,023      0      4,959,090
Paul W. Cain............ 41,998,982     0      804,037      0      4,959,090
John S. Herrington...... 41,986,039     0      816,980      0      4,959,090
Wales H. Madden, Jr. ... 41,933,064     0      869,955      0      4,959,090
Fayez S. Sarofim........ 41,981,395     0      821,624      0      4,959,090
Robert L. Stillwell..... 41,976,213     0      826,806      0      4,959,090
J. R. Walsh, Jr. ....... 41,963,819     0      839,200      0      4,959,090

     2.  The proposed amendments to the Company's 1991 Stock Option Plan.

                                                             Number of
                              Votes Cast               ---------------------
                         --------------------  Votes                Broker
                            For      Against  Withheld Abstentions Non-Votes
                         ---------- --------- -------- ----------- ---------
                         39,733,730 2,547,539     0      521,750   4,959,090

     3. Election of Arthur Andersen & Co. as the Company's independent public accountants for 1994.

                                                             Number of
                              Votes Cast               ---------------------
                         --------------------  Votes                Broker
                            For      Against  Withheld Abstentions Non-Votes
                         ---------- --------- -------- ----------- ---------
                         41,895,400   621,431     0      286,188   4,959,090

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)  Exhibits (Asterisk indicates incorporated by reference herein)

     *2.1   -  Transaction Agreement among the Partnership, the Company,
               Pickens Operating Co., and Boone Pickens, dated as of October
               9, 1991, together with (i) the Form of Amendment to the Partnership Agreement of the Partnership, (ii) the Form of
               Conversion Agreement among the Partnership, Pickens Operating
               Co. and Boone Pickens, (iii) the Form of Amendment to
               Partnership Agreements of the Subsidiary Partnerships and
               (iv) the Form of Amendment to the Articles of Incorporation of the Company with respect to the reverse stock split, and exhibits thereto (Exhibit 2[a] to the Company's Registration
               Statement on Form S-4 [Registration No. 33-42102]).

     *2.2   -  Second Amendment to Transaction Agreement among Mesa Limited
               Partnership, MESA Inc., Pickens Operating Co., and Boone
               Pickens dated November 7, 1991, and exhibits thereto (Exhibit
               2[b] to the Company's Registration Statement on Form S-4
               [Registration No. 33-43833]).

     *2.3   -  Supplement to Transaction and Related Agreements dated as of
               May 18, 1993 by and among Mesa Limited Partnership, MESA
               Inc., Pickens Operating Co., and Boone Pickens (Exhibit 2[c] to the Company's Form 10-Q/A dated June 30, 1993). (Note:
               This exhibit was previously filed inadvertently by EDGAR as Exhibit Document Type EX-99.)

     *4.1   -  Indenture dated as of May 1, 1993 among MESA Inc., Mesa
               Operating Limited Partnership, Mesa Capital Corporation and
               Harris Trust and Savings Bank, as Trustee, including (a) a form of Secured Notes, (b) a form of Deed of Trust, Assignment of Production, Security Agreement and Financing
               Statement, dated as of May 1, 1993, between MOLP and Harris
               Trust and Savings Bank, as trustee, securing the Secured
               Notes, and (c) a form of Security Agreement, Pledge and Financing Statement dated as of May 1, 1993 between MOLP and
               Harris Trust and Savings Bank, as trustee, securing the Secured Notes) (Exhibit 4[f] to the Company's Form 10-Q/A dated June 30, 1993).

     *4.2   -  First Supplemental Indenture dated as of January 5, 1994, among MESA Inc., Mesa Operating Co., Mesa Capital Corporation and Harris Trust and Savings Bank, as Trustee (Exhibit 4.2 to the Company's Registration Statement on Form S-1,
               Registration No. 33-51909).

     *4.3   -  First Supplement to Deed of Trust, Assignment of Production,
               Security Agreement and Financing Statement dated as of March
               2, 1994 between MOC, as Mortgagor and Debtor, and Harris
               Trust and Savings Bank, as mortgagee and Secured Party
               (Exhibit 4.8 to the Company's Form 10-Q dated March 31,
               1994).

     *4.4   -  First Supplement to Security Agreement, Pledge and Financing
               Statement dated as of March 2, 1994 by MOC, in favor of Harris Trust and Savings Bank, as Trustee for the pro rata benefit of the Noteholders under the Indenture (Exhibit 4.9 to the Company's Form 10-Q dated March 31, 1994).

     *4.5   -  Indenture dated as of May 1, 1993 among MESA Inc., Mesa
               Operating Limited Partnership, Mesa Capital Corporation and
               American Stock Transfer & Trust Company, as Trustee, relating to the unsecured discount notes (Exhibit 4[g] to the Company's Form 10-Q/A dated June 30, 1993).

     *4.6   -  First Supplemental Indenture dated as of January 5, 1994 among MESA Inc., Mesa Operating Co., Mesa Capital Corporation and American Stock Transfer & Trust Company, as Trustee
               (Exhibit 4.4 to the Company's Registration Statement on Form
               S-1, Registration No. 33-51909).

     *4.7   -  Indenture dated May 1, 1989 among Mesa Capital Corporation,
               Mesa Limited Partnership, Mesa Operating Limited Partnership, and Texas Commerce Bank National Association, as Trustee
               (Exhibit 4[c] to the Partnership's Form 10-Q dated March 31,
               1989).

     *4.8   -  First Supplemental Indenture dated as of December 31, 1991 among Mesa Capital Corporation, MESA Inc., Mesa Operating
               Limited Partnership, as Issuers, and Texas Commerce Bank
               National Association, as Trustee (Exhibit 4[e] to the
               Company's Form 10-K dated December 31, 1991).

     *4.9   -  Second Supplemental Indenture dated as of April 30, 1992 among Mesa Capital Corporation, MESA Inc., Mesa Operating
               Limited Partnership and Texas Commerce Bank National
               Association, as Trustee (Exhibit 4[k] to the Company's Form
               10-Q dated June 30, 1992).

     *4.10 - Third Supplemental Indenture dated as of August 26, 1993 among Mesa Capital Corporation, MESA Inc., Mesa Operating Limited Partnership and Texas Commerce Bank National Association, as Trustee (Exhibit 4[l] to the Company's Form 10-Q/A dated June 30, 1993).

     *4.11 - Fourth Supplemental Indenture dated as of January 5, 1994, among MESA Inc., Mesa Operating Co., Mesa Capital Corporation and Texas Commerce Bank National Association, as Trustee (Exhibit 4.16 to the Company's Registration Statement on Form S-1, Registration No. 33-51909).

     *4.12  -  Indenture dated as of May 30, 1991 among Hugoton Capital
               Limited Partnership, Hugoton Capital Corporation and Bankers Trust Company (Exhibit 4[e] to the Partnership's Form 10-Q dated June 30, 1991).

     *4.13  -  First Supplemental Indenture dated September 1, 1991, among
               Hugoton Capital Limited Partnership, Hugoton Capital Corporation and Bankers Trust Company, as Trustee (Exhibit 4[h] to the Company's Registration Statement on Form S-4, Registration No. 33-42102).

     *4.14 - Amended and Restated Mortgage, Assignment, Security Agreement and Financing Statement dated June 12, 1991 from Hugoton Capital Limited Partnership to Bankers Trust Company, as Collateral Agent (Exhibit 4[f] to the Partnership's Form 10-Q dated June 30, 1991).

     *4.15  -  Second Amended and Restated Credit Agreement dated as of May
               1, 1993 among the Company, Mesa Operating Limited
               Partnership, the Banks, and Societe Generale, Southwest Agency, as Agent (Exhibit 4.17 to the Company's Registration Statement on Form S-4, Registration No. 33-53706).

     *4.16  -  Assignment and Assumption Agreement dated as of January 5,
               1994, among Mesa Inc., Mesa Operating Co., Mesa Operating Limited Partnership, Pickens Operating Co., the Banks party to the Credit Agreement and the Agent with respect to the Credit Agreement (Exhibit 4.21 to the Company's Registration Statement on Form S-4, Registration No. 33-53706).

     *4.17  -  Intercreditor Agreement dated as of August 26, 1993, among
               Societe Generale, Southwest Agency, as agent for the Banks under the Company's Credit Agreement, Harris Trust and Savings Bank, as trustee with respect to the Secured Notes, and American Stock Transfer & Trust Company, as trustee with respect to the Unsecured Notes and the Convertible Notes (Exhibit 4.18 to the Company's Registration Statement on Form S-4, Registration No. 33-53706).

     *4.18  -  Amended and Restated Pledge Agreement dated as of March 2,
               1994 by MOC, in favor of Societe Generale, Southwest Agency, as Agent for the pro rata benefit of the banks parties to the Credit Agreement (Exhibit 4.31 to the Company's Form 10-Q dated March 31, 1994).

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

     None.

                                 SIGNATURES
                                 ==========

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                           MESA INC.
                                                         (Registrant)



                                                     /s/ William D. Ballew
                                                     ---------------------
                                                       William D. Ballew
                                                          Controller
                                                    (Principal accounting
                                                   officer and officer duly
                                                     authorized to sign on
                                                   behalf of the Registrant)

Date:  August 15, 1994
       ---------------