Form 10-Q
period 1994-09-30
MESA INC
filed 1994-11-14
CIK 877930

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

                 For the quarterly period ended September 30, 1994
                                                ------------------
                                     or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES    X       NO
                                                      --------       -------

    Number of shares outstanding as of the close of business on November 11,
1994:        64,050,009
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
                                 (unaudited)

                                     Three Months Ended   Nine months Ended
                                        September 30         September 30
                                     ------------------  ------------------
                                       1994      1993      1994      1993
                                     --------  --------  --------  --------
REVENUES:
     Natural gas.................... $ 24,062  $ 27,870  $ 96,763  $101,340
     Natural gas liquids............   17,753    11,928    50,562    43,781
     Oil and condensate.............    1,820     1,607     5,519     8,743
     Other..........................    2,090       972     7,326     3,165
                                     --------  --------  --------  --------
                                       45,725    42,377   160,170   157,029
                                     --------  --------  --------  --------
COSTS AND EXPENSES:
     Lease operating................   11,806    10,234    39,036    37,335
     Production and other taxes.....    5,206     4,863    15,745    15,012
     Exploration charges............    2,259       776     4,115     2,012
     General and administrative.....    7,479     6,310    20,034    17,927
     Depreciation, depletion
      and amortization..............   21,040    20,704    68,262    70,317
                                     --------  --------  --------  --------
                                       47,790    42,887   147,192   142,603
                                     --------  --------  --------  --------

OPERATING INCOME (LOSS).............   (2,065)     (510)   12,978    14,426
                                     --------  --------  --------  --------
OTHER INCOME (EXPENSE):
     Interest income................    3,837     2,774     9,538     8,156
     Interest expense...............  (35,393)  (35,006) (108,368) (105,000)
     Gains on dispositions of
      oil and gas properties........     --        --        --       9,600
     Securities gains (losses)......    8,512    (4,736)    3,191     5,778
     Other..........................     (798)    9,998    13,650     8,027
                                     --------  --------  --------  --------
                                      (23,842)  (26,970)  (81,989)  (73,439)
                                     --------  --------  --------  --------
NET LOSS............................ $(25,907) $(27,480) $(69,011) $(59,013)
                                     ========  ========  ========  ========
NET LOSS PER COMMON SHARE........... $   (.40) $   (.71) $  (1.21) $  (1.53)
                                     ========  ========  ========  ========
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING................   64,050    38,681    57,111    38,615
                                     ========  ========  ========  ========

        (See accompanying notes to consolidated financial statements.)

                                  MESA INC.
                                  =========
                         Consolidated Balance Sheets
                         ---------------------------
                      (in thousands, except share data)

                                                 September 30,  December 31,
                         ASSETS                       1994          1993
                                                 -------------  ------------
                                                  (unaudited)
CURRENT ASSETS:
     Cash and cash investments...................  $  114,736    $  138,709
     Marketable securities and futures
       contracts.................................      24,883        11,319
     Accounts and notes receivable...............      30,909        43,442
     Other.......................................       3,972         2,732
                                                   ----------    ----------
          Total current assets...................     174,500       196,202
                                                   ----------    ----------
PROPERTY, PLANT AND EQUIPMENT:
     Oil and gas properties, wells and
       equipment using the successful
       efforts method of accounting..............   1,855,704     1,846,237
     Office and other............................      43,233        41,064
     Accumulated depreciation, depletion
       and amortization..........................    (757,276)     (695,455)
                                                   ----------    ----------
                                                    1,141,661     1,191,846
                                                   ----------    ----------
OTHER ASSETS:
     Restricted cash of subsidiary partnership...      60,044        62,649
     Gas balancing receivable....................      53,151        47,101
     Other.......................................      33,696        35,584
                                                   ----------    ----------
                                                      146,891       145,334
                                                   ----------    ----------
                                                   $1,463,052    $1,533,382
                                                   ==========    ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt........  $   20,537    $   67,657
     Accounts payable and accrued liabilities....      34,859        33,375
     Interest payable............................       4,913        19,012
                                                   ----------    ----------
          Total current liabilities..............      60,309       120,044
                                                   ----------    ----------
LONG-TERM DEBT...................................   1,185,823     1,173,637
                                                   ----------    ----------
DEFERRED REVENUE.................................      22,071        22,707
                                                   ----------    ----------
OTHER LIABILITIES................................      55,911       102,133
                                                   ----------    ----------
CONTINGENCIES

MINORITY INTEREST................................        --           2,732
                                                   ----------    ----------
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, authorized
       10,000,000 shares; no shares issued and
       outstanding...............................        --            --
     Common stock, $.01 par value, authorized
       100,000,000 shares; outstanding 64,050,009
       and 46,511,439 shares, respectively.......         641           465
     Additional paid-in capital..................     398,988       303,344
     Accumulated deficit.........................    (260,691)     (191,680)
                                                   ----------    ----------
                                                      138,938       112,129
                                                   ----------    ----------
                                                   $1,463,052    $1,533,382
                                                   ==========    ==========
        (See accompanying notes to consolidated financial statements.)

                                  MESA INC.
                                  =========
                    Consolidated Statements of Cash Flows
                    -------------------------------------
                               (in thousands)
                                 (unaudited)
                                                         Nine months Ended
                                                           September 30
                                                        -------------------
                                                          1994       1993
                                                        --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss.......................................... $(69,011)  $(59,013)
     Adjustments to reconcile net loss to net cash
        provided by operating activities:
          Depreciation, depletion and amortization.....   68,262     70,317
          Accreted interest on discount notes..........   59,833     30,536
          Accrued interest exchanged for discount notes     --       15,395
          Litigation settlement........................  (42,750)      --
          Securities gains.............................   (3,191)    (5,778)
          Changes in operating receivables and payables   (3,799)   (36,254)
          Changes in marketable securities and futures
            contracts, net.............................  (10,373)       384
          Other........................................    2,567     (3,275)
                                                        --------   --------
          Cash provided by operating activities........    1,538     12,312
                                                        --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures..............................  (18,509)   (22,440)
     Proceeds from dispositions of oil
       and gas properties..............................     --       26,118
     Other.............................................   (7,336)       (72)
                                                        --------   --------
          Cash provided by (used in)
            investing activities.......................  (25,845)     3,606
                                                        --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock..........................   93,091       --
     Long-term borrowings..............................   42,750       --
     Repayments of long-term debt...................... (137,517)   (61,388)
     Other.............................................    2,010     (6,887)
                                                        --------   --------
          Cash provided by (used in)
            financing activities.......................      334    (68,275)
                                                        --------   --------
NET DECREASE IN CASH AND CASH INVESTMENTS..............  (23,973)   (52,357)

CASH AND CASH INVESTMENTS AT BEGINNING OF PERIOD.......  138,709    157,197
                                                        --------   --------
CASH AND CASH INVESTMENTS AT END OF PERIOD............. $114,736   $104,840
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




                                  Common Stock    Additional
                                ---------------    Paid-in    Accumulated
                                Shares   Amount    Capital      Deficit
                                ------   ------   ----------  -----------


BALANCE, December 31, 1993..... 46,511    $465     $303,344    $(191,680)

     Net loss..................   --       --          --        (69,011)

     Common stock issued for
       conversion of the
       General Partner
       minority interest.......  1,251      13        2,716         --

     Common stock issued in
       secondary public
       offering................ 16,288     163       92,928         --
                                ------    ----     --------    ---------
BALANCE, September 30, 1994.... 64,050    $641     $398,988    $(260,691)
                                ======    ====     ========    =========

        (See accompanying notes to consolidated financial statements.)

                                  MESA INC.
                                  =========
                 Notes to Consolidated Financial Statements
                 ------------------------------------------
                               September 30, 1994
                                 (unaudited)


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

     The consolidated financial statements of the Company for the three- and nine-month periods ended September 30, 1994 and 1993 are unaudited but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

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


Gas Revenues
- ------------

     The Company recognizes its ownership interest in natural gas sales as revenue. Actual production quantities sold by the Company may be different than its ownership share of production in a given period. If the Company's natural gas sales exceed its ownership share of production, the excess is recorded as deferred revenue. Gas balancing receivables are recorded when the Company's ownership share of production exceeds its natural gas sales. The Company also accrues production expenses related to its ownership share of production. At September 30, 1994, the Company had produced and sold a net 17.6 billion cubic feet of natural gas less than its ownership share of production and had recorded gas balancing receivables, net of deferred revenues, of approximately $34.1 million. Substantially all of the Company's gas balancing receivables and deferred revenue is classified as long-term.

     The Company periodically enters into natural gas futures contracts as a hedge against natural gas price fluctuations. Gains or losses on futures contracts related to expected production for future periods are deferred and recognized as natural gas revenue when such production occurs. The Company recognized $3.4 million of hedging losses related to hedge positions closed out in the second quarter of 1994 as reductions in natural gas revenue during the third quarter of 1994. At September 30, 1994, the Company had deferred gains of $6.2 million resulting from hedging a substantial portion of the Company's anticipated natural gas production for the fourth quarter of 1994 and the first two quarters of 1995. These deferred gains and any increases or decreases in the value of open hedge contracts related to such production periods will be recognized as natural gas revenues when the hedged production occurs.

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

(2)  RESOURCES AND LIQUIDITY
     =======================

     At September 30, 1994, the Company's long-term debt, net of current maturities, totaled approximately $1.2 billion (see note 4). The Company also had approximately $114 million of working capital; cash and securities totaled approximately $140 million.

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

     During the third quarter of 1994, the Company negotiated an amendment to its bank credit facility which, when finalized, will extend final maturity of this facility to 1997 and increase the borrowing capacity of such facility (see note 4 for additional discussion). In the fourth quarter of 1994, the Company intends to borrow an additional $35 million under this facility and redeem or repurchase approximately one-half of the remaining 12-3/4% unsecured discount notes due in 1996. See the expected principal repayment schedule in note 4.

     The Company expects to service its debt obligations and meet capital expenditure requirements through 1995 with cash flows from operating activities and available cash and securities balances. The Company's cash flows from operating activities are substantially dependent on the amount of oil and gas produced and the prices received for such production. In addition, approximately $637 million of the Company's long-term debt as of September 30, 1994 does not require interest payments until December 31, 1995; however, the accreted value of such debt increases at a rate of 12-3/4%, compounded semiannually, per year through June 30, 1995. On December 31, 1995, the Company will begin making interest payments on its 12-3/4% secured discount notes due June 30, 1998 and the remaining 12-3/4% unsecured discount notes due June 30, 1996 (together, the Discount Notes). Assuming no changes in the Company's capital structure, other than the credit facility amendment and the related redemption of 12-3/4% unsecured discount notes discussed above, the Company will be required to make cash interest payments related to the Discount Notes totaling approximately $41.7 million on December 31, 1995 and approximately $81.1 million during 1996. In addition, the remaining 12-3/4% unsecured discount notes in the amount of $37.3 million will mature and be payable in mid-1996. The Company believes that its cash flows plus its assets, including available cash, will generate sufficient funds to meet its 1996 obligations. Assuming effectiveness of the credit facility amendment, principal payments in the amount of $38.6 million related to the bank credit facility are due in June 1997. In addition, principal payments in the amount of $617.4 million are due in 1998 related to the 12-3/4% secured discount notes. The Company's financial forecasts indicate that a significant refinancing or restructuring of the Company's capital structure will be required to meet these obligations.

     Depending on industry and market conditions, the Company may generate cash by issuing additional equity or debt securities or selling assets. However, the Company's two largest assets, its interests in the Hugoton and West Panhandle fields, are pledged under long-term debt agreements. The Company may issue and sell up to $300 million of debt securities pursuant to a shelf registration statement. If and when such debt securities are issued, the net proceeds will be used to retire existing debt. There can be no assurances that the Company will be able to issue any such debt securities, raise additional equity capital or otherwise refinance its debt.

(3)  MARKETABLE SECURITIES AND FUTURES CONTRACTS
     ===========================================

     The fair value of marketable securities and futures contracts are as follows (in thousands):

                                                 September 30,  December 31,
                                                     1994           1993
                                                 -------------  ------------

     Equity securities...........................   $ 5,380       $11,156
     Futures contracts...........................    12,627           656
     Unrealized gain (loss) .....................     6,876          (493)
                                                    -------       -------
          Fair value.............................   $24,883       $11,319
                                                    =======       =======

     For the nine months ended September 30, 1994, the Company recognized a net gain of $3.2 million from its investments in securities and futures contracts compared with a net gain for the same period in 1993 of $5.8 million. The net securities gains and losses do not include gains or losses from natural gas futures contracts accounted for as hedges of natural gas production. Hedge gains or losses are included in natural gas revenue in the period in which the hedged production occurs (see note 1).

     The net securities gains and losses recognized during a period include both realized and unrealized gains and losses. During the nine-month period ended September 30, 1994, the Company realized net losses of $1.0 million from securities transactions and futures contracts. The Company realized net gains from securities transactions and futures contracts of $4.6 million during the nine-month period ended September 30, 1993.

(4)  LONG-TERM DEBT
     ==============

     Long-term debt and current maturities are as follows (in thousands):

                                                 September 30,  December 31,
                                                     1994           1993
                                                 -------------  ------------

     HCLP Secured Notes..........................  $  520,180    $  541,600
     Credit Agreement............................      36,127        59,148
     12-3/4% secured discount notes..............     564,657       472,939
     12-3/4% unsecured discount notes............      72,701       148,576
     12% subordinated notes......................        --           6,336
     13-1/2% subordinated notes..................       7,390         7,390
     Other.......................................       5,305         5,305
                                                   ----------    ----------
                                                    1,206,360     1,241,294
     Current maturities..........................     (20,537)      (67,657)
                                                   ----------    ----------
     Long-term debt..............................  $1,185,823    $1,173,637
                                                   ==========    ==========

HCLP Secured Notes
- ------------------

     In 1991, Hugoton Capital Limited Partnership (HCLP), an indirect subsidiary partnership, issued $616 million of secured notes (HCLP Secured Notes) in a private placement with a group of institutional lenders. The issuance also funded a $66 million restricted cash balance within HCLP, which is available to supplement cash flows from the HCLP properties in the event such cash flows are not sufficient to fund principal and interest payments on the HCLP Secured Notes when due. As the HCLP Secured Notes are repaid, the required restricted cash balance is reduced. HCLP holds substantially all of the Company's Hugoton field natural gas properties.

     The HCLP Secured Notes were issued in 15 series and have final stated maturities extending through 2012 but can be retired earlier. The HCLP Secured Notes outstanding at September 30, 1994 bear interest at fixed rates ranging from 8.80% to 11.30% per annum (weighted average 10.27%). Principal payments, if required, and interest payments are made semiannually. Provisions in the HCLP Secured Note agreements require interest rate premiums to be paid to the noteholders in the event that the HCLP Secured Notes are repaid more rapidly or slowly than under the initial scheduled amortization. Beginning in August 1994 HCLP elected to make principal payments on the HCLP Secured Notes based on actual production, rather than according to the initial scheduled amortization. As a result, interest rate premiums at a rate of 1.5% per annum will be applied to those principal amounts not paid according to the initial scheduled amortization. Such premiums have increased the effective weighted average interest rate payable on the remaining HCLP Secured Notes outstanding to 10.33% per annum at September 30, 1994. According to current expectations, principal payments based on actual production and prices could reduce principal payments from the initial scheduled amortization by approximately $50 million through 1996.

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

     The restricted cash balance and cash held by the Collateral Agent for payment of interest and principal on the HCLP Secured Notes are invested by the Collateral Agent under the terms of a guaranteed investment contract
(GIC) with Morgan Guaranty Trust Co. of New York (Morgan). Morgan was paid $13.9 million at the date of issuance of the HCLP Secured Notes to guarantee that funds invested under the GIC would earn an interest rate equivalent to the weighted average coupon rate on the outstanding principal balance of the HCLP Secured Notes (10.27% at September 30, 1994). A portion of this amount may be refunded if the HCLP Secured Notes are repaid earlier than if HCLP had produced according to its scheduled production, depending primarily on prevailing interest rates at that time.

     In February 1994, the Company contributed $5.8 million to HCLP which, along with $10.3 million of HCLP cash not subject to the mortgage, was used to supplement HCLP's cash flows in order to make the February 1994 scheduled principal payment. In the third quarter of 1994, HCLP distributed $10 million of cash not subject to the mortgage to its partners.

     HCLP cash balances were as follows (in thousands):

                                                  September 30, December 31,
                                                      1994          1993
                                                  ------------- ------------

     Subject to the mortgage......................   $16,647       $30,145
     Not subject to the mortgage..................    17,855        10,301
                                                     -------       -------
     Cash included in current assets..............   $34,502       $40,446
                                                     =======       =======
     Restricted cash included in noncurrent assets   $60,044       $62,649
                                                     =======       =======

     MOC, which owns substantially all of the limited partnership interests of HCLP, is party to a services agreement with HCLP. MOC provides services necessary to operate the Hugoton field properties and market production therefrom, process remittances of production revenues and perform certain other administrative functions in exchange for a services fee. The fee totaled approximately $9.0 million for the nine-month period ended September 30, 1994 and $7.9 million for the same period in 1993.

Credit Agreement
- ----------------

     The Company's bank credit agreement (the Credit Agreement), provided for $80 million of initial borrowings in the third quarter of 1993, $10 million in letter of credit obligations and required scheduled principal payments of $10 million in the fourth quarter of 1993, $30 million in the first half of 1994, and the remaining balance at final maturity in the second quarter of 1995 (including an obligation to cash collateralize any remaining letter of credit obligations outstanding at that time). As of September 30, 1994, the Company had outstanding borrowings of approximately $36.1 million under the Credit Agreement and had $11.4 million in letter of credit obligations outstanding secured under the Credit Agreement.

     The rate of interest payable on borrowings under the Credit Agreement is the Eurodollar rate plus 1-1/2% or the prime rate. Obligations under the Credit Agreement are secured by a first lien on the Company's West Panhandle field properties, the Company's equity interest in MOC and a 77% limited partner interest in HCLP.

     The Credit Agreement requires the Company to maintain tangible adjusted equity, as defined, of $50 million. At September 30, 1994, the Company's tangible adjusted equity, as defined, was approximately $139 million.

     The Credit Agreement also requires the Company to maintain a ratio of cash flow and available cash to debt service, as each is defined, of 1.50 to 1 as of the end of each fiscal quarter. The ratio as calculated at September 30, 1994, was 1.42 to 1.

     In the fourth quarter of 1994, the Company negotiated an amendment to the Credit Agreement, which, when finalized, will extend its final maturity date until June 1997 and increase the amount that may be borrowed to $82.5 million, including letters of credit. The terms of the amendment require principal payments of $10 million in December 1995, $22.5 million in 1996 and the remainder in June 1997 (including cash collateralization of letters of credit outstanding at that time). The amendment also eliminates the covenant regarding the ratio of cash flow and available cash to debt service. Effectiveness of the amendment is subject to final documentation and customary closing conditions.

     The provisions of the Credit Agreement also prohibit the Company from paying any dividends to equity holders, other than those paid in the form of equity securities.

Discount Notes
- --------------

     In conjunction with a debt exchange transaction consummated on August 26, 1993, the Company issued the Discount Notes consisting of approximately $435.5 million initial accreted value, as defined, of 12-3/4% secured discount notes due June 30, 1998 and $136.9 million initial accreted value, as defined, of 12-3/4% unsecured discount notes due June 30, 1996. The Company also issued $29.3 million principal amount of 0% convertible notes due June 30, 1998, which were converted into approximately 7.5 million shares of common stock by the end of 1993. The Discount Notes, which rank pari passu with each other, are senior in right of payment to the remaining 13-1/2% subordinated notes due 1999 and subordinate to all permitted first lien debt, as defined, including obligations under the Credit Agreement.

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

     The Company intends to use the proceeds from increased borrowings under its amended Credit Agreement to redeem or repurchase approximately one-half of the 12-3/4% unsecured discount notes outstanding as of September 30, 1994.

     The 12-3/4% secured discount notes are secured by second liens on the Company's West Panhandle field properties and on a 77% limited partner interest in HCLP, both of which also secure obligations under the Credit Agreement. The Company's right to maintain first lien debt, as defined, is limited by the terms of the Discount Notes to $82.5 million.

     The indentures governing the Discount Notes restrict, among other things, the Company's ability to incur additional indebtedness, pay dividends, acquire stock or make investments, loans and advances.

     On March 2, 1994, the Company issued $48.2 million face amount of additional 12-3/4% secured discount notes due June 30, 1998. The proceeds of $42.8 million were used to pay the settlement amount arising from the early 1994 settlement of a lawsuit with Unocal. The additional indebtedness incurred to settle the Unocal lawsuit was specifically permitted under the terms of the indentures governing the Discount Notes and under the Credit Agreement. See note 7 for additional discussion of the Unocal litigation.

Subordinated Notes
- ------------------

     The 13-1/2% subordinated notes are unsecured and mature in 1999. Interest on these notes is payable semiannually in cash. The 12% subordinated notes outstanding as of December 31, 1993 were redeemed on May 31, 1994 with proceeds from the Equity Offering (see Note 2).

Interest and Maturities
- -----------------------

     The aggregate interest payments made during the nine months ended September 30, 1994 and 1993 were $58.3 million and $86.0 million, respectively. Payment of approximately $59.8 million of interest expense incurred during the nine months ended September 30, 1994 has been deferred until the maturities of the Discount Notes. Such interest is included in interest expense in the consolidated statements of operations.

     The expected principal repayments on long-term debt for the remainder of 1994 and for the four succeeding years are as follows (in millions):

                                       1994    1995    1996    1997    1998
                                      ------  ------  ------  ------  ------
     HCLP Secured Notes(a)..........  $  --   $ 15.3  $ 32.3  $ 36.0  $ 37.3
     Credit Agreement(b) (c)........     --     10.0    22.5    38.6     --
     12-3/4% secured
       discount notes...............     --      --      --      --    617.4
     12-3/4% unsecured
       discount notes (c)...........    39.9     --     37.3     --      --
     Other..........................     --      5.3     --      --      --
                                      ------  ------  ------  ------  ------
          Total.....................  $ 39.9  $ 30.6  $ 92.1  $ 74.6  $654.7
                                      ======  ======  ======  ======  ======




(a) Reflects estimated required principal payments under the terms of the HCLP Secured Note agreements assuming principal payments will be based on actual production and prices received from HCLP's Hugoton properties.

(b) Excludes approximately $11 million in letter of credit obligations currently outstanding and required to be cash collateralized in 1997.

(c) Assumes the effectiveness of the amendment to the Credit Agreement and the Company's intent to redeem or repurchase approximately one-half of the unsecured Discount Notes with proceeds from additional borrowings under the Credit Agreement.

Fair Value of Long-Term Debt
- ----------------------------

     Based on borrowing rates currently available for secured debt with similar maturities and credit rating, the fair value of the HCLP Secured Notes at September 30, 1994 is estimated to be approximately $546 million.

     Based on borrowing rates currently available for bank loans with similar collateral, the fair value of the borrowings under the Credit Agreement at September 30, 1994, is estimated to be their carrying value.

     The Discount Notes are publicly traded but not listed on a national securities exchange. Based on trading prices available at September 30, 1994, the fair value of the 12-3/4% secured discount notes is estimated to be approximately $545 million and the fair value of the 12-3/4% unsecured discount notes is estimated to be approximately $72 million.

     The 13-1/2% subordinated notes are publicly traded but have not experienced significant activity. Based on recent trades, the fair value of the 13-1/2% subordinated notes is not materially different from their carrying value.

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

     During the nine-month period ended September 30, 1994 and 1993, the Company recognized gains totaling $16.6 million and $13.8 million, respectively, representing collection of additional interest amounts relating to a 1988 loan from the Company to Bicoastal Corporation
(Bicoastal). Bicoastal emerged from bankruptcy in 1992 and has since repaid of all of its principal obligations relating to such loan.

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

     The Company has authorized 10 million shares of preferred stock. No shares of preferred stock have been issued as of September 30, 1994.

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

Masterson
- ---------

     In February 1992, the current lessors of an oil and gas lease (the Gas Lease) dated April 30, 1955, between R. B. Masterson, et al., as lessor, and Colorado Interstate Gas Company (CIG), as lessee, sued CIG in Federal District Court in Amarillo, Texas, claiming that CIG had underpaid royalties due under the Gas Lease. The Company owns an interest in the Gas Lease.
The plaintiffs, in their Second Amended Complaint, included the Company as a defendant. The plaintiffs allege that the underpayment was the result of CIG's use of an improper gas sales price upon which to calculate royalties and that the proper price should have been determined pursuant to a favored nations clause in a July 1, 1967 amendment to the Gas Lease. The plaintiffs also sought a declaration by the court as to the proper price to be used for calculating future royalties.

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

     The plaintiffs allege royalty underpayments of approximately $500 million (including interest at 10%) covering the period July 1, 1967 to the present. In addition, the plaintiffs seek exemplary damages. Management believes that the Company has several defenses to plaintiffs' claims, including (i) that the royalties for all periods were properly computed and paid and (ii) that plaintiffs' claims with respect to all periods prior to October 1, 1988 and/or 1989 (which appear to account for approximately $400 million of the claims) were explicitly released by a 1988 written agreement among plaintiffs, CIG and the Company and are further barred by the statute of limitations and (iii) from October 1, 1988 thereafter the favored nations clause was suspended because CIG and the Company only had to pay the expressly agreed to Federal Energy Regulatory Commission rate or market value rate set forth in the 1988 royalty agreements. If the plaintiffs were to prevail, the manner in which any resulting liability would be shared between the Company and CIG would depend on the resolution of issues relating to the contractual agreements and the relationship between the Company, CIG and the lessors during the period in question. The case has been set for trial beginning November 28, 1994.

     The Company does not expect the resolution of this lawsuit to have a material adverse effect on its financial position or results of operations, however, no determination can be made at this time as to the ultimate outcome of the litigation.

Preference Unitholders
- ----------------------

     The Company is a defendant in lawsuits related to the Corporate Conversion filed in the U.S. District Court for the Northern District of Texas--Dallas Division. Plaintiffs allege, among other things, that (i) the proxy materials delivered to unitholders in connection with the Corporate Conversion contained material misstatements and omissions, (ii) the general partner of the Partnership breached fiduciary duties to the preference unitholders in structuring the transaction and allocating the common stock of the Company and (iii) the Corporate Conversion was implemented in breach of the partnership agreement of the Partnership because defendants allegedly did not obtain the requisite opinion of independent counsel regarding certain tax effects of the transaction. The Company and the other defendants have denied the allegations and believe they are without merit. Plaintiffs seek a declaration declaring the Corporate Conversion void and rescinding it, an order requiring payment of $164 million to the former preference unitholders in respect of the preferential distribution rights of their units, unspecified compensatory and punitive damages and other relief.

     On August 12, 1994, the Court granted motions filed by the Company for summary judgment on all issues and ordered that the plaintiffs take nothing and that their complaint be dismissed. The plaintiffs have appealed the Court's judgment to the U.S. Court of Appeals for the Fifth Circuit.

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

(8)  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     ============================================

     The Company conducts its operations through various direct and indirect subsidiaries. On September 30, 1994, the Company's direct subsidiaries were MOC and Mesa Holding Co. (MHC). MOC owns all of the Company's interest in the West Panhandle field of Texas, the Gulf Coast and the Rocky Mountain areas, as well as an approximate 99% limited partnership interest in HCLP. MHC owns cash and securities, an approximate 1% limited partnership interest in HCLP and 100% of MESA Environmental Ventures Co. (Mesa Environmental), a company established to compete in the natural gas vehicle market. See discussion below for 1994 changes in subsidiaries and HCLP ownership. HCLP owns substantially all of the Company's Hugoton field natural gas properties and is liable for the HCLP Secured Notes (see note 4). The assets and cash flows of HCLP that are subject to the mortgage securing the HCLP Secured Notes are dedicated to service the HCLP Secured Notes and are not available to pay creditors of the Company or its subsidiaries other than HCLP. MOC and the Company are liable for the Credit Agreement, the 13-1/2% subordinated notes and the Discount Notes. Mesa Capital Corp. (Mesa Capital), a wholly owned financing subsidiary of MOC, is also an obligor under the 13-1/2% subordinated notes and the Discount Notes. Mesa Capital, which has insignificant assets and results of operations, is included with MOC in the condensed consolidating financial statements. MESA Environmental is included with MHC in the condensed consolidating financial statements.

     In early 1994, the Company effected a series of merger transactions which resulted in the conversion of the predecessors of MOC, MHC and the other subsidiary partnerships, other than HCLP, to corporate form and eliminated all of the General Partner's minority interests in the subsidiaries.

     As of December 31, 1993, MHC had intercompany payables to MOC of approximately $123 million. On February 28, 1994, MHC assigned an 18% limited partnership interest in HCLP (out of its total interest of approximately 19%) to MOC in satisfaction of $90 million of intercompany payables. Provisions of the Discount Note indentures required the repayment of intercompany indebtedness to specified levels and provided that any HCLP limited partnership interests transferred in satisfaction of intercompany debt would be valued at $5 million for each one percent of interest assigned. MHC has also repaid an additional $33 million of intercompany debt to MOC in cash during 1994. As a result of these transactions, MOC now owns 99% of the limited partnership interest in HCLP, and all of the Company's intercompany debt which was outstanding at December 31, 1993 has been eliminated.

     The following are condensed consolidating financial statements of MESA Inc., HCLP, MOC, which includes Mesa Capital, and MHC, which includes Mesa Environmental, (in millions):

Condensed Consolidating Balance Sheets
- --------------------------------------
                                                          Consol.    The
                               MESA                         and    Company
September 30, 1994             Inc.   HCLP   MOC    MHC   Elimin.  Consol'd
- ------------------             ----   ----   ----   ----  -------  --------

Assets:
  Cash and cash investments... $ -    $ 34   $ 12   $ 69   $  -     $  115
  Other current assets........   -      13     40      6      -         59
                               ----   ----   ----   ----   ------   ------
    Total current assets......   -      47     52     75      -        174
                               ----   ----   ----   ----   ------   ------
  Property, plant and
   equipment, net.............   -     635    506      1      -      1,142
  Investment in subsidiaries..  148     -     127      9     (284)     -
  Intercompany receivables....   -      -       9      4      (13)     -
  Other noncurrent assets.....   -      85     59      3      -        147
                               ----   ----   ----   ----   ------   ------
                               $148   $767   $753   $ 92   $ (297)  $1,463
                               ====   ====   ====   ====   ======   ======
Liabilities and Equity:
  Current liabilities......... $ -    $ 33   $ 26   $  1   $  -     $   60
  Long-term debt..............   -     505    681     -       -      1,186
  Intercompany payables.......    9     -       4     -       (13)     -
  Other noncurrent liabilities   -      -      74      4      -         78
  Partners'/Stockholders'
   equity (deficit)...........  139    229    (32)    87     (284)     139
                               ----   ----   ----   ----   ------   ------
                               $148   $767   $753   $ 92   $ (297)  $1,463
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
                               ====   ====   ====   ====   ======   ======

Condensed Consolidating Statements of Operations
- ------------------------------------------------
Nine months Ended:
- -----------------
                                                          Consol.    The
                               MESA                         and    Company
September 30, 1994             Inc.   HCLP   MOC    MHC   Elimin.  Consol'd
- ------------------             ----   ----   ----   ----  -------  --------

Revenues...................... $ -    $ 81   $ 79   $ -    $  -     $  160
                               ----   ----   ----   ----   ------   ------
Costs and Expenses:
  Operating, exploration
   and taxes..................   -      22     37     -       -         59
  General and administrative..   -      -      18      2      -         20
  Depreciation, depletion and
   amortization...............   -      25     43     -       -         68
                               ----   ----   ----   ----   ------   ------
                                 -      47     98      2      -        147
                               ----   ----   ----   ----   ------   ------
Operating Income (Loss).......   -      34    (19)    (2)     -         13
                               ----   ----   ----   ----   ------   ------
Interest Expense, Net of
 Interest Income..............   -     (36)   (65)     2      -        (99)
Securities Gains (Losses).....   -      -       4     (1)     -          3
Loss on Repayment of
 Intercompany Debt............   -      -      -     (91)(d)   91       -
Equity in Loss of
 Subsidiaries.................  (71)    -      (2)    -        73       -
Other.........................    2     -      16     17      (21)      14
                               ----   ----   ----   ----   ------   ------
Net Loss...................... $(69)  $ (2)  $(66)  $(75)  $  143   $  (69)
                               ====   ====   ====   ====   ======   ======

September 30, 1993
- ------------------

Revenues...................... $ -    $ 68   $ 89   $ -    $  -     $  157
                               ----   ----   ----   ----   ------   ------
Costs and Expenses:
  Operating, exploration
   and taxes..................   -      19     36     -       -         55
  General and administrative..   -      -      16      2      -         18
  Depreciation, depletion and
   amortization...............   -      23     47     -       -         70
                               ----   ----   ----   ----   ------   ------
                                 -      42     99      2      -        143
                               ----   ----   ----   ----   ------   ------
Operating Income (Loss).......   -      26    (10)    (2)     -         14
                               ----   ----   ----   ----   ------   ------
Interest Expense, Net of
 Interest Income..............   -     (37)   (61)     1      -        (97)
Intercompany Interest
 Income (Expense).............   -      -      12    (12)     -        -
Securities Gains (Losses).....   -      -       7     (1)     -          6
Equity in Loss of Subsidiaries  (59)    -      (9)    (2)      70      -
Minority Interest.............   -      -      -      -         3        3
Other.........................   -      -      (7)    17        5       15
                               ----   ----   ----   ----   ------   ------
Net Income (Loss)............. $(59)  $(11)  $(68)  $  1   $   78   $  (59)
                               ====   ====   ====   ====   ======   ======

Condensed Consolidating Statements of Cash Flows
- ------------------------------------------------
Nine months Ended:
- -----------------
                                                          Consol.    The
                               MESA                         and    Company
September 30, 1994             Inc.   HCLP   MOC    MHC   Elimin.  Consol'd
- ------------------             ----   ----   ----   ----  -------  --------

Cash Flows from
 Operating Activities........  $  3   $ 22   $(43)  $ 23   $   (3)  $    2
                               ----   ----   ----   ----   ------   ------
Cash Flows from
 Investing Activities:
  Capital expenditures.......    -      (4)   (14)    (1)      -       (19)
  Contributions to
   subsidiaries..............   (96)    -      (5)    (1)     102       -
  Distributions from
   subsidiaries..............    -      -      10     -       (10)      -
  Other......................    -      -      28     (5)     (30)      (7)

                               ----   ----   ----   ----   ------   ------
                                (96)    (4)    19     (7)      62      (26)
                               ----   ----   ----   ----   ------   ------
Cash Flows from
 Financing Activities:
  Issuance of common stock...    93     -      -      -       -         93
  Repayments of long-term
   debt......................    -     (22)  (116)    -       -       (138)
  Long-term borrowings.......    -      -      43     -       -         43
  Contributions from equity
   holders...................    -       6     93      3     (102)      -
  Distributions to partners..    -     (10)    (3)    -        13       -
  Other......................    -       2      3    (33)      30        2
                               ----   ----   ----   ----   ------   ------
                                 93    (24)    20    (30)     (59)      -
                               ----   ----   ----   ----   ------   ------
Net Decrease in Cash and
 Cash Investments............  $ -    $ (6)  $ (4)  $(14)  $  -     $  (24)
                               ====   ====   ====   ====   ======   ======

September 30, 1993
- ------------------

Cash Flows from
  Operating Activities.......  $ -    $  3   $ 17   $ (8)  $  -     $   12
                               ----   ----   ----   ----   ------   ------
Cash Flows from
 Investing Activities:
  Capital expenditures.......    -      (6)   (15)    (1)     -        (22)
  Proceeds from sales of oil
   and gas properties........    -      -      23      3      -         26
  Other......................    -      -       4      2       (6)      -
                               ----   ----   ----   ----   ------   ------
                                 -      (6)    12      4       (6)       4
                               ----   ----   ----   ----   ------   ------
Cash Flows from
 Financing Activities:
  Repayments of long-term
   debt......................    -     (39)   (22)    -       -        (61)
  Other......................    -       2     (9)    (6)       6       (7)
                               ----   ----   ----   ----   ------   ------
                                 -     (37)   (31)    (6)       6      (68)
                               ----   ----   ----   ----   ------   ------
Net Decrease in Cash and
 Cash Investments............  $ -    $(40)  $ (2)  $(10)  $  -     $  (52)
                               ====   ====   ====   ====   ======   ======


Notes to Condensed Consolidating Financial Statements
- -----------------------------------------------------

(a) These condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto of which this note is an integral part.

(b) As of September 30, 1994, the Company owns 100% interest in each of MOC and MHC. These condensed consolidating financial statements present the Company's investment in its subsidiaries and MOC's and MHC's investments in HCLP using the equity method. Under this method, investments are recorded at cost and adjusted for the parent company's ownership share of the subsidiary's cumulative results of operations. In addition, investments increase in the amount of contributions to subsidiaries and decrease in the amount of distributions from subsidiaries.

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

(d) The condensed consolidating statement of operations of MHC for the nine months ended September 30, 1994 reflects a $91 million loss from its disposition of an 18% equity interest in HCLP. The HCLP interest was used to repay a portion of MHC's intercompany payable to MOC and was valued, in accordance with the provisions of the Discount Notes, at $5 million for each one percent of interest assigned. A loss was recognized for the difference between the carrying value of the HCLP interests assigned to MOC and the $90 million value attributed to such interests which reduced the intercompany payable. The loss recognized by MHC is eliminated in consolidation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
- ------------------------------------------------------------------------

RESULTS OF OPERATIONS
=====================

     MESA Inc. (Mesa) incurred a net loss of $25.9 million in the third quarter of 1994 compared with a net loss of $27.5 million in the third quarter of 1993. Mesa incurred a net loss of $69.0 million for the nine months ended September 30, 1994 compared with a net loss of $59.0 million for the same period in 1993.

Revenues
- --------

     The following table presents the reported revenues, production and average prices from sales of natural gas, natural gas liquids and oil and condensate for the three- and nine-month periods ended September 30, 1994 and 1993.

                                              Three Months     Nine months
                                                 Ended            Ended
                                             September 30     September 30
                                            --------------- ----------------
                                             1994    1993    1994     1993
                                            ------- ------- ------- --------
     Revenues (in thousands):
          Natural gas...................... $24,062 $27,870 $96,763 $101,340
          Natural gas liquids..............  17,753  11,928  50,562   43,781
          Oil and condensate...............   1,820   1,607   5,519    8,743

     Production:
          Natural gas equivalents (MMcfe*).  28,157  23,332  89,384   81,104
               Natural gas (MMcf)..........  17,801  16,870  57,212   58,082
               Natural gas liquids (MBbls).   1,610     975   4,975    3,341
               Oil and condensate (MBbls)..     116     102     387      496

     Average Prices:
          Natural gas (per Mcf)............  $ 1.25**$ 1.67  $ 1.67** $ 1.76
          Natural gas liquids (per Bbl)....   11.04   12.10   10.20    13.06
          Oil and condensate (per Bbl).....   15.98   15.70   14.44    17.49

  * Quantities stated as equivalent natural gas are based on a factor of 6 thousand cubic feet of natural gas per barrel of liquids.

 ** The average natural gas prices reported for the three months and nine months ended September 30, 1994 reflect losses of $.19 and $.06, respectively, related to hedges of natural gas production in the natural gas futures market.

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

     The average natural gas price of $1.25 per Mcf for the third quarter of 1994 decreased due to lower spot market prices and the recognition of losses from hedging transactions in the natural gas futures market (see note 1 to the consolidated financial statements). The actual average price received in the third quarter of 1994 was $1.44 per Mcf. Natural gas liquids and oil and condensate prices decreased in 1994 compared with 1993 primarily due to lower world market prices for crude oil.

Costs and Expenses
- ------------------

     Total costs and expenses for the three- and nine-month periods ending September 30, 1994 are greater than such amounts in the same periods of 1993. General and administrative (G&A) expenses were higher in 1994 than in 1993 due to litigation expenses associated with Mesa's defense of a royalty lawsuit in the West Panhandle field (see note 7 to the consolidated financial statements). Lease operating expenses have also increased in 1994 compared with 1993. Such expenses reflect the higher operating costs of Mesa's new Satanta natural gas processing plant in the Hugoton field and higher Hugoton field production. Lease operating expenses, however, have decreased on a unit of production basis due to increased natural gas liquids production and increased allowables in the Hugoton field. Exploration charges in 1994 are greater than such charges in 1993 reflecting Mesa s increased exploration activities in the Gulf of Mexico. The increased 1994 costs result primarily from the purchase of 3-D seismic data.

     Depreciation, depletion and amortization expense (DD&A) was approximately the same for the third quarters of 1994 and 1993 and such expense was $2 million lower for the nine months ended September 30, 1994 as compared with the same period in 1993 despite increases in equivalent production in 1994. DD&A expense reflects lower expense in the Gulf Coast as those higher-cost properties continue to experience declining production and inclusion of certain anticipated oil and gas reserve increases in the calculation of DD&A expense. These factors offset the effect of overall increased equivalent production.

Other Income (Expense)
- ----------------------

     Other income includes gains of $16.6 million and $13.8 million for the nine months ended September 30, 1994 and 1993, respectively from the collection of additional interest from Bicoastal Corporation (Bicoastal). Bicoastal emerged from bankruptcy in 1992 and has since repaid all of its principal obligations related to a 1988 loan from Mesa to Bicoastal. Mesa has additional interest claims but does not expect Bicoastal to have sufficient funds to make significant future payments.

     The results of operations of Mesa for the three- and nine-month periods ended September 30, 1994 and 1993 were significantly affected by gains and losses from securities transactions. Mesa recognized a net gain from its transactions in marketable securities and futures contracts of approximately $8.5 million and a net loss of $4.7 million for the three months ended September 30, 1994 and 1993, respectively, and a net gain of $3.2 million compared with a net gain of $5.8 million for the nine months ended September 30, 1994 and 1993, respectively. These net gains and losses resulted primarily from investments in natural gas futures contracts not accounted for as hedges of natural gas production. In the second quarter of 1993, Mesa sold certain of its oil producing properties in the deep Hugoton and Rocky Mountain areas for an aggregate $26.1 million and recognized a gain on the sales of $9.6 million. In the third quarter of 1993, Mesa expensed approximately $7.6 million of costs associated with the completion of its $600 million debt exchange offer.

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

                                   Three Months Ended     Nine months Ended
                                     September 30           September 30
                                   ------------------     -----------------
                                    1994        1993        1994     1993
                                   ------      ------     -------   -------

Revenues accrued.................. $2,603      $  196     $ 8,112   $ 1,589
Costs and expenses accrued........   (911)         60      (2,839)      117
Depreciation, depletion and
 amortization..................... (1,113)         95      (3,593)      206
                                   ------      ------     -------   -------
                                   $  579      $  351     $ 1,680   $ 1,912
                                   ======      ======     =======   =======

Production Accrued:
     Natural gas (MMcf)...........    729         (65)      2,271      (141)
     Natural gas liquids (MBbls)..    106         (10)        332       (24)
     Oil and condensate (MBbls)...      4          --          14       --
     Helium (MMcf)................      1          17           2        53

     At September 30, 1994, the long-term gas balancing receivable from CIG, net of accrued costs, relating to the PAA was $39.6 million, which is included in other assets in the consolidated balance sheet. The provisions of the PAA allow for periodic and ultimate cash balancing to occur. The PAA also provides that CIG may not take in excess of its 23% share of ultimate production.

CAPITAL RESOURCES AND LIQUIDITY
===============================

Financial Condition and Cash Requirements
- -----------------------------------------

     Mesa owns and operates its oil and gas properties through direct and indirect subsidiaries. Hugoton Capital Limited Partnership (HCLP) owns substantially all of Mesa's Hugoton field natural gas properties. HCLP was established in 1991 to own these properties and to issue secured long-term debt (the HCLP Secured Notes). The assets and cash flows of HCLP that are subject to the mortgage securing the HCLP Secured Notes are dedicated to service HCLP's debt and are not available to pay creditors of Mesa or its subsidiaries other than HCLP. However, any "excess cash," as defined in the HCLP debt agreements, may be distributed by HCLP to Mesa Operating Co. (MOC) and Mesa Holding Co. (MHC) to be used for general corporate purposes. MOC owns all of Mesa's interest in the West Panhandle field of Texas and the Gulf Coast and the Rocky Mountain areas. At September 30, 1994, MOC owned an approximate 99% limited partnership interest in HCLP. MHC owns cash and securities, a 1% interest in HCLP and 100% of MESA Environmental Ventures Co., a company established to compete in the natural gas vehicle market.

     The following table summarizes certain components of Mesa's financial position and cash flows as of and for the nine months ended September 30, 1994 (in thousands):

                                   MOC       HCLP        MHC       Total
                                --------   --------    --------  ----------
     Debt:
       HCLP Secured Notes...... $   --     $520,180    $  --     $  520,180
       Credit Agreement
         and other.............   41,432       --         --         41,432
       12-3/4% secured
         discount notes........  564,657       --         --        564,657
       12-3/4% unsecured
         discount notes........   72,701       --         --         72,701
       13-1/2% subordinated
         notes.................    7,390       --         --          7,390
                                --------   --------    --------  ----------
                                $686,180   $520,180    $  --     $1,206,360
                                ========   ========    ========  ==========

     Cash and securities(a).... $ 33,776   $ 34,502(c) $ 71,341  $  139,619
                                ========   ========    ========  ==========
     Working capital........... $ 26,444   $ 13,071    $ 74,676  $  114,191
                                ========   ========    ========  ==========
     Restricted cash (in
        noncurrent assets)..... $   --     $ 60,044    $   --    $   60,044
                                ========   ========    ========  ==========
     Operating cash flows
        before interest and
        litigation settlement.. $  1,561   $ 70,061    $ 21,411  $   93,033
     Litigation settlement.....  (42,750)      --          --       (42,750)
     Interest payments, net(b).   (2,101)   (48,710)      2,066     (48,745)
                                --------   --------    --------  ----------
     Cash flows from
        operating activities... $(43,290)  $ 21,351    $ 23,477  $    1,538
                                ========   ========    ========  ==========

     (a)  Included in working capital.

     (b)  Cash interest payments, net of interest income.

     (c) Includes $17.9 million of cash not subject to the HCLP Secured Notes mortgage that may be distributed to MOC and MHC.

     The HCLP Secured Notes, for which HCLP is the sole obligor, are secured by its Hugoton field properties and are due in semiannual installments through August 2012, but may be repaid earlier. Mesa's bank credit agreement, as amended (the Credit Agreement), is a facility under which approximately $36.1 million of borrowings and $11.4 million of letter of credit obligations were outstanding at September 30, 1994. Obligations under the Credit Agreement are secured by a first lien on MOC's West Panhandle properties, Mesa's equity interest in MOC and a 77% limited partner interest in HCLP. Borrowings under the Credit Agreement (assuming effectiveness of the pending amendment described below) will be due in installments with final maturity in 1997. Mesa and MOC are obligors under the Credit Agreement. The 12-3/4% secured discount notes are due in 1998 and are secured by second liens on MOC's West Panhandle properties and a 77% limited partner interest in HCLP. The remaining 12-3/4% unsecured discount notes are due in 1996. The 13-1/2% subordinated notes (unsecured) have a stated maturity of May 1999. The 12-3/4% secured discount notes and 12-3/4% unsecured notes (together, the Discount Notes) and the 13-1/2% subordinated notes are obligations of MOC, Mesa and Mesa Capital Corporation, a financing subsidiary of MOC.

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

     During the third quarter of 1994, the Company negotiated an amendment to its Credit Agreement which, when finalized, will extend final maturity of this facility to 1997 and increase the borrowing capacity of such facility (see note 4 to the consolidated financial statements for additional discussion). In the fourth quarter of 1994, the Company intends to borrow an additional $35 million under the Credit Agreement and redeem or repurchase approximately one-half of the remaining 12-3/4% unsecured discount notes due in 1996.

     The following tables summarize Mesa's 1993 actual and 1994 through 1997 forecast cash requirements, assuming no changes in capital structure other than the amendment to the Credit Agreement and the related redemption of 12-3/4% discount notes discussed above, for interest, debt principal and capital expenditures (in thousands):
                                 Actual                Forecast
                                -------- -----------------------------------
                                  1993     1994     1995     1996     1997
                                -------- -------- -------- -------- --------
     HCLP:
       Interest payments,
         net(a)................ $ 50,185 $ 46,900 $ 45,500 $ 43,200 $ 38,800
       Principal repayments(b).   39,250   21,400   15,300   32,300   36,000
       Capital expenditures(c).    8,090    6,000    9,200    3,900     --
                                -------- -------- -------- -------- --------
                                $ 97,525 $ 74,300 $ 70,000 $ 79,400 $ 74,800
                                ======== ======== ======== ======== ========
     MOC:
       Interest payments,
         net(a)................ $ 30,547 $   (400)$ 44,800 $ 91,300 $ 95,400
       Principal repayments(d).   40,852  156,000   15,300   59,800   38,600
       Capital expenditures(c).   20,622   25,700   19,200   20,400    8,700
                                -------- -------- -------- -------- --------
                                $ 92,021 $181,300 $ 79,300 $171,500 $142,700
                                ======== ======== ======== ======== ========

     (a)  Cash interest payments, net of interest income.

     (b) Principal repayments beyond September 30, 1994 are estimated based on expected actual production and prices from HCLP's Hugoton properties. HCLP was previously making such payments based on the initial scheduled amortization, but will reduce the payments as permitted by the HCLP indentures. The initial scheduled amortization of the HCLP Secured Notes is as follows (in thousands):

                                              1994    1995    1996    1997
                                             ------- ------- ------- -------

          Scheduled principal repayments.... $42,900 $39,300 $45,400 $46,700
                                             ======= ======= ======= =======

     (c) Forecast capital expenditures represent Mesa's best estimate of drilling and facilities expenditures required to attain projected levels of production from its existing properties during the forecast period and to fund its current exploration and development program. Mesa may incur capital expenditures in addition to those reflected in the table.

     (d) Includes approximately $93 million of principal repayments made in 1994 with proceeds from the Equity Offering. Such principal was scheduled to mature in 1996.

Debt Covenants
- --------------

     The Credit Agreement requires Mesa to maintain tangible adjusted equity, as defined, of $50 million. At September 30, 1994, Mesa's tangible adjusted equity, as defined, was approximately $139 million.

     The Credit Agreement also required Mesa to maintain a ratio of cash flow and available cash to debt service, as each is defined, of 1.50 to 1 as of the end of each fiscal quarter. The ratio as calculated at September 30, 1994, was 1.42 to 1. When finalized, the terms of the Credit Agreement amendment eliminates the ratio of cash flow and available cash to debt service.

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

Company Resources and Alternatives
- ----------------------------------

     Mesa expects to service its debt obligations and meet capital expenditure requirements through 1995 with cash flows from operating activities and available cash and securities balances. Mesa's cash flows from operating activities are substantially dependent on the amount of oil and gas produced and the prices received for such production. In addition, the Discount Notes do not require interest payments until December 31, 1995. Assuming no changes in the Company's capital structure other than the amendment to the Credit Agreement and the related redemption of 12-3/4% discount notes discussed above, the Company will be required to make cash interest payments related to the Discount Notes totaling approximately $41.7 million on December 31, 1995 and approximately $81.1 million during 1996.
In addition, the remaining 12-3/4% unsecured discount notes in the amount of $37.3 million become due in mid-1996. Mesa believes that cash flows and its assets, including available cash, will generate sufficient funds to meet its 1996 obligations. Assuming effectiveness of the Credit Agreement amendment, principal payments in the amount of $38.6 million related to the Credit Agreement are due in June 1997. In addition, principal payments in the amount of $617.4 million are due in 1998 related to the 12-3/4% secured discount notes. The Company's financial forecasts indicate that a significant refinancing or restructuring of the Company's capital structure will be required to meet these obligations.

     Depending on industry and market conditions, the Company may generate cash by issuing additional equity or debt securities or selling assets. However, the Company's two largest assets, its interests in the Hugoton and West Panhandle fields, are pledged under long-term debt agreements, which limit the Company's ability to raise incremental available cash by selling assets. Mesa may issue and sell up to $300 million of debt securities pursuant to a shelf registration statement. If and when such debt securities are issued, the net proceeds will be used to retire existing debt. There can be no assurances that Mesa will be able to issue any such debt securities, raise additional equity capital or otherwise refinance its debt.

OTHER
=====

     Mesa recognizes its ownership interest in natural gas production as revenue. Actual production quantities sold may be different from Mesa's ownership share of production in a given period. Mesa records these differences as gas balancing receivables or as deferred revenue. Net gas balancing underproduction represented approximately 5.6% of total equivalent production in the nine months ended September 30, 1994 compared with 1.5% during the same period in 1993. The gas balancing receivable or deferred revenue component of natural gas and natural gas liquids revenues in future periods is dependent on future rates of production, field allowables and the amount of production taken by Mesa or by its joint interest partners.

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

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)  Exhibits (Asterisk indicates incorporated by reference herein)

     *2.1   -  Transaction Agreement among the Partnership, the Company,
               Pickens Operating Co., and Boone Pickens, dated as of October
               9, 1991, together with (i) the Form of Amendment to the Partnership Agreement of the Partnership, (ii) the Form of
               Conversion Agreement among the Partnership, Pickens Operating
               Co. and Boone Pickens, (iii) the Form of Amendment to
               Partnership Agreements of the Subsidiary Partnerships and
               (iv) the Form of Amendment to the Articles of Incorporation of the Company with respect to the reverse stock split, and exhibits thereto (Exhibit 2[a] to the Company's Registration
               Statement on Form S-4 [Registration No. 33-42102]).

     *2.2   -  Second Amendment to Transaction Agreement among Mesa Limited
               Partnership, MESA Inc., Pickens Operating Co., and Boone
               Pickens dated November 7, 1991, and exhibits thereto (Exhibit
               2[b] to the Company's Registration Statement on Form S-4
               [Registration No. 33-43833]).

     *2.3   -  Supplement to Transaction and Related Agreements dated as of
               May 18, 1993 by and among Mesa Limited Partnership, MESA
               Inc., Pickens Operating Co., and Boone Pickens (Exhibit 2[c] to the Company's Form 10-Q/A dated June 30, 1993). (Note:
               This exhibit was previously filed inadvertently by EDGAR as Exhibit Document Type EX-99.)

     *4.1   -  Indenture dated as of May 1, 1993 among MESA Inc., Mesa
               Operating Limited Partnership, Mesa Capital Corporation and
               Harris Trust and Savings Bank, as Trustee, relating to the secured discount notes and including (a) a form of Secured
               Notes, (b) a form of Deed of Trust, Assignment of Production,
               Security Agreement and Financing Statement, dated as of May
               1, 1993, between Mesa Operating Limited Partnership and
               Harris Trust and Savings Bank, as trustee, securing the Secured Notes, and (c) a form of Security Agreement, Pledge and Financing Statement dated as of May 1, 1993 between Mesa
               Operating Limited Partnership and Harris Trust and Savings
               Bank, as trustee, securing the Secured Notes) (Exhibit 4[f] to the Company's Form 10-Q/A dated June 30, 1993).

     *4.2   -  First Supplemental Indenture dated as of January 5, 1994, among MESA Inc., Mesa Operating Co., Mesa Capital Corporation and Harris Trust and Savings Bank, as Trustee (Exhibit 4.2 to the Company's Registration Statement on Form S-1,
               Registration No. 33-51909).

     *4.3   -  First Supplement to Deed of Trust, Assignment of Production,
               Security Agreement and Financing Statement dated as of March
               2, 1994 between Mesa Operating Co. as Mortgagor and Debtor, and Harris Trust and Savings Bank, as mortgagee and Secured
               Party (Exhibit 4.8 to the Company's Form 10-Q dated March 31,
               1994).

     *4.4   -  First Supplement to Security Agreement, Pledge and Financing
               Statement dated as of March 2, 1994 by Mesa Operating Co. in favor of Harris Trust and Savings Bank, as Trustee for the pro rata benefit of the Noteholders under the Indenture
               (Exhibit 4.9 to the Company's Form 10-Q dated March 31,
               1994).

     *4.5   -  Indenture dated as of May 1, 1993 among MESA Inc., Mesa
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

     *4.18  -  Amended and Restated Pledge Agreement dated as of March 2,
               1994 by Mesa Operating Co., in favor of Societe Generale, Southwest Agency, as Agent for the pro rata benefit of the banks parties to the Credit Agreement (Exhibit 4.31 to the Company's Form 10-Q dated March 31, 1994).

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

     27     -  Financial Data Schedule

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

Date:  November 14, 1994
       -------------------

                         INDEX TO EXHIBITS
                         -----------------

Exhibit No.   Description
- -----------   -----------

    27 Article 5 of Regulation S-X Financial Data Schedule for Third Quarter Form 10-Q