Form 10-Q
period 1995-03-31
MESA INC
filed 1995-05-15
CIK 877930

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

                For the quarterly period ended March 31, 1995
                                               --------------
                                     or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 1-9041
                                               ------

                                  MESA INC.
                                  =========
           (Exact name of registrant as specified in its charter)


            Texas                                           75-2394500
            -----                                           ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)

5205 North O'Connor Boulevard
        Suite 1400
       Irving, Texas                                        75039-3746
- ----------------------------                                ----------
    (Address of Principal                                   (Zip Code)
      Executive Offices)
                               (214) 444-9001
                               --------------
                       (Registrant's telephone number)

                                (No changes)
                                ------------
                  (Former name, former address, and former
                 fiscal year, if changed since last report)

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

    Number of shares outstanding as of the close of business on May 12, 1995: 64,050,009.

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

                                                        Three Months Ended
                                                              March 31
                                                        -------------------
                                                          1995       1994
                                                        --------   --------
REVENUES:
     Natural gas......................................  $ 35,856   $ 40,706
     Natural gas liquids..............................    18,206     16,272
     Oil and condensate...............................     5,393      1,611
     Other............................................     2,792      2,495
                                                        --------   --------
                                                          62,247     61,084
                                                        --------   --------
COSTS AND EXPENSES:
     Lease operating..................................    12,574     13,648
     Production and other taxes.......................     4,745      5,222
     Exploration charges..............................     1,304        772
     General and administrative.......................     6,644      5,954
     Depreciation, depletion and amortization.........    21,006     25,312
                                                        --------   --------
                                                          46,273     50,908
                                                        --------   --------
OPERATING INCOME......................................    15,974     10,176
                                                        --------   --------
OTHER INCOME (EXPENSE):
     Interest income..................................     3,909      2,422
     Interest expense.................................   (36,663)   (36,166)
     Gains (losses) on futures and
       securities investments.........................     4,553       (919)
     Gain from collection of interest from
       Bicoastal Corporation..........................     4,653      7,341
     Other............................................      (320)      (620)
                                                        --------   --------
                                                         (23,868)   (27,942)
                                                        --------   --------
NET LOSS..............................................  $ (7,894)  $(17,766)
                                                        ========   ========

NET LOSS PER COMMON SHARE.............................  $   (.12)  $   (.37)
                                                        ========   ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING............    64,050     47,449
                                                        ========   ========

        (See accompanying notes to consolidated financial statements.)

                                  MESA INC.
                                  =========
                         Consolidated Balance Sheets
                         ---------------------------
                      (in thousands, except share data)

                                                    March 31,   December 31,
                         ASSETS                       1995          1994
                                                   -----------  ------------
                                                   (unaudited)
CURRENT ASSETS:
     Cash and cash investments....................  $  164,496   $  143,422
     Marketable securities and futures contracts..       7,896       19,112
     Accounts and notes receivable................      31,942       38,938
     Other........................................       4,818        3,372
                                                    ----------   ----------
          Total current assets....................     209,152      204,844
                                                    ----------   ----------
PROPERTY, PLANT AND EQUIPMENT:
     Oil and gas properties, wells and
       equipment using the successful
       efforts method of accounting...............   1,872,152    1,867,842
     Office and other.............................      44,635       43,836
     Accumulated depreciation, depletion
       and amortization...........................    (802,215)    (781,230)
                                                    ----------   ----------
                                                     1,114,572    1,130,448
                                                    ----------   ----------
OTHER ASSETS:
     Restricted cash of subsidiary partnership....      59,069       61,299
     Gas balancing receivable.....................      56,203       54,971
     Other........................................      33,505       32,397
                                                    ----------   ----------
                                                       148,777      148,667
                                                    ----------   ----------
                                                    $1,472,501   $1,483,959
                                                    ==========   ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities on long-term debt.........  $   53,041   $   30,537
     Accounts payable and accrued liabilities.....      32,697       40,468
     Interest payable.............................       5,437       18,184
                                                    ----------   ----------
          Total current liabilities...............      91,175       89,189
                                                    ----------   ----------
LONG-TERM DEBT....................................   1,189,837    1,192,756
                                                    ----------   ----------
DEFERRED REVENUE..................................      20,241       21,900
                                                    ----------   ----------
OTHER LIABILITIES.................................      54,570       55,542
                                                    ----------   ----------
CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, authorized
       10,000,000 shares; no shares issued and
       outstanding................................        --           --
     Common stock, $.01 par value, authorized
       100,000,000 shares; outstanding 64,050,009
       and 64,050,009 shares, respectively........         640          640
     Additional paid-in capital...................     398,965      398,965
     Accumulated deficit..........................    (282,927)    (275,033)
                                                    ----------   ----------
                                                       116,678      124,572
                                                    ----------   ----------
                                                    $1,472,501   $1,483,959
                                                    ==========   ==========

       (See accompanying notes to consolidated financial statements.)

                                  MESA INC.
                                  =========
                    Consolidated Statements of Cash Flows
                    -------------------------------------
                               (in thousands)
                                 (unaudited)
                                                        Three Months Ended
                                                              March 31
                                                        -------------------
                                                          1995       1994
                                                        --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss.......................................... $ (7,894)  $(17,766)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
          Depreciation, depletion and amortization.....   21,006     25,312
          Accreted interest on discount notes..........   19,585     20,174
          Litigation settlement........................     --      (42,750)
          (Gains) losses from futures and
            securities investments.....................   (4,553)       919
          Changes in operating receivables and payables  (16,875)   (14,141)
          Changes in marketable securities and
            futures contracts, net.....................   16,038      3,129
          Other........................................    1,886      1,214
                                                        --------   --------
          Cash provided by (used in)
            operating activities.......................   29,193    (23,909)
                                                        --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures..............................   (7,039)    (2,635)
     Other.............................................   (3,230)    (3,308)
                                                        --------   --------
          Cash used in investing activities............  (10,269)    (5,943)
                                                        --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Long-term borrowings..............................     --       42,750
     Repayments of long-term debt......................     --      (27,755)
     Other.............................................    2,150      1,501
                                                        --------   --------
          Cash provided by financing activities........    2,150     16,496
                                                        --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS...   21,074    (13,356)

CASH AND CASH INVESTMENTS AT BEGINNING OF PERIOD.......  143,422    138,709
                                                        --------   --------
CASH AND CASH INVESTMENTS AT END OF PERIOD............. $164,496   $125,353
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




                                  Common Stock    Additional
                                ---------------    Paid-in    Accumulated
                                Shares   Amount    Capital      Deficit
                                ------   ------   ----------  -----------

BALANCE, December 31, 1994..... 64,050    $640     $398,965    $(275,033)

     Net loss..................   --       --          --         (7,894)
                                ------    ----     --------    ---------
BALANCE, March 31, 1995........ 64,050    $640     $398,965    $(282,927)
                                ======    ====     ========    =========

        (See accompanying notes to consolidated financial statements.)

                                  MESA INC.
                                  =========
                 Notes to Consolidated Financial Statements
                 ------------------------------------------
                               March 31, 1995
                                 (unaudited)


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

     The consolidated financial statements of the Company for the three-month periods ended March 31, 1995 and 1994, are unaudited but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Principles of Consolidation
- ---------------------------

     The Company owns and operates its oil and gas properties and other assets through its direct and indirect subsidiaries. The accompanying consolidated financial statements reflect the consolidated accounts of the Company and its subsidiaries after elimination of intercompany transactions.

     Certain reclassifications have been made to amounts reported in the previous year to conform to 1995 presentation.

Statements of Cash Flows
- ------------------------

     For purposes of the statements of cash flows, the Company classifies all cash investments with original maturities of three months or less as cash and cash investments.

Investments
- -----------

     The Company invests from time to time in marketable equity and other securities which are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in net income (loss) for the current period. The cost of securities sold is determined on the first-in, first-out basis.

     The Company also enters into various futures contracts which are not intended to be a hedge of future natural gas or crude oil production. Investments in such contracts are periodically adjusted to market prices and gains and losses are included in gains (losses) from futures and securities investments in the statements of operations.

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

     In March 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. SFAS No. 121 requires a review for impairment wherever circumstances indicate that the carrying amount of an asset may not be recoverable. The Company would estimate future cash flows (undiscounted and without interest changes) expected to result from use of an asset. Impairment is only recognized if the carrying amount of an asset is less than the expected future cash flows and the amount of impairment is based on the fair value of the asset. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995.
The Company has not yet determined whether it will adopt the provisions of SFAS No. 121 in 1995 or what amount of impairment, if any, may result from adoption of this standard.

Net Loss Per Common Share
- -------------------------

     The computations of net loss per common share are based on the weighted average number of common shares outstanding during each period.

Fair Value of Financial Instruments
- -----------------------------------

     The Company's financial instruments consist of cash, marketable securities, short-term trade receivables and payables, restricted cash, notes receivable, and long-term debt. The carrying values of cash, marketable securities, short-term trade receivables and payables, restricted cash, and notes receivable approximate fair value. The fair value of long-term debt is estimated based on the market prices for the Company's publicly traded debt and on current rates available for similar debt with similar maturities and security for the Company's remaining debt (see Note
4).

Gas Revenues
- ------------

     The Company recognizes its ownership interest in natural gas production as revenue. Actual production quantities sold by the Company may be different than its ownership share of production in a given period. If the Company's sales exceed its ownership share of production, the differences are recorded as deferred revenue. Gas balancing receivables are recorded when the Company's ownership share of production exceeds sales. The Company also accrues production expenses related to its ownership share of production. At March 31, 1995, the Company had produced and sold a net 20.5 billion cubic feet ("Bcf") of natural gas less than its ownership share of production and had recorded gas balancing receivables, net of deferred revenues, of approximately $39.0 million. Substantially all of the Company's gas balancing receivables and deferred revenue are classified as long-term.

     The Company periodically enters into natural gas futures contracts as a hedge against natural gas price fluctuations. Gains or losses on such futures contracts are deferred and recognized as natural gas revenue when the hedged production occurs. The Company recognized a net gain of $4.9 million in the first quarter of 1995 related to hedging activities. The Company had no hedge gains or losses in the first quarter of 1994. At March 31, 1995, the Company had deferred gains of $7.3 million resulting from hedging a substantial portion of the Company's anticipated natural gas production for the remainder of 1995. These deferred gains and any increases or decreases after March 31, 1995, in the value of open hedge contracts related to such production periods will be recognized as natural gas revenues when the hedged production occurs.

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

(2)  RESOURCES AND LIQUIDITY
     =======================

     The Company is highly leveraged with over $1.2 billion of long-term debt and current maturities. Hugoton Capital Limited Partnership ("HCLP") is the obligor on approximately 44% of the Company's consolidated long-term debt. HCLP, an indirect, wholly owned subsidiary of the Company, was formed in 1991 to issue long-term debt which is secured by the Company's Hugoton field properties, which represent approximately 65% of the Company's total proved oil and gas reserves. The assets and cash flows of HCLP that are subject to the mortgage securing HCLP's debt are dedicated to service such debt and are not available to pay creditors of the Company or its subsidiaries other than HCLP. Approximately 88% of the Company's non-HCLP debt does not require cash interest payments until December 31, 1995. On that date, and until the debt is repaid, the Company is required to make semiannual cash interest payments at a 12-3/4% annual rate. Such cash interest payments are expected to total $41.9 million on December 31, 1995, and $81.3 million in 1996. The Company also has significant debt principal payments due in 1996 through 1998. See Note 4 for a description of the Company's long-term debt.

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

     The Company's current financial forecasts indicate that it will be unable to fund its principal and interest obligations in 1996 with cash flows from operating activities and available cash and securities balances. To address this situation and to position the Company for expansion through exploration and development, in December 1994 the Company announced its intent to sell all or a portion of its interests in the Hugoton field. In the first quarter of 1995 the Company began an auction process to sell such properties. Proceeds from such a sale would be used to retire long-term debt. If the Company does not sell its Hugoton properties, it would attempt to strengthen its financial condition by other means, including the sale of additional equity or refinancing of its long-term debt. There can be no assurance that the Company will sell its Hugoton properties or that, in the absence of such a sale, the Company will be able to issue equity or refinance its debt.

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

     See Note 5 for information regarding the status of certain pending litigation.

(3)  MARKETABLE SECURITIES
     =====================

     The value of marketable securities and futures contracts are as follows (in thousands):

                                                     March 31,  December 31,
                                                       1995         1994
                                                     ---------  ------------
     Equity Securities:
          Cost......................................  $ 1,473     $ 9,489
          Unrealized loss...........................     (123)     (1,381)
     Futures Contracts:
          Margin cash...............................    8,790       1,337
          Unrealized gain (loss) in hedge contracts.   (2,446)      6,823
          Unrealized gain in investment contracts...      202       2,844
                                                      -------     -------
          Total market value........................  $ 7,896     $19,112
                                                      =======     =======

     For the three months ended March 31, 1995, the Company recognized a net gain of $4.6 million from its investments in securities and futures contracts compared with a net loss for the same period in 1994 of $.9 million. The net securities gains do not include gains or losses from natural gas futures contracts accounted for as a hedge of natural gas production. Hedge gains or losses are included in natural gas revenue in the period in which the hedged production occurs (see Note 1).

     The net securities and futures contracts gains and losses recognized during a period include both realized and unrealized gains and losses. During the three month period ended March 31, 1995, the Company realized net gains of $5.9 million from securities transactions and futures contracts. The Company realized net gains from securities transactions and futures contracts of $.6 million during the three month period ended March 31, 1994.

(4)  LONG-TERM DEBT
     ==============

     Long-term debt and current maturities are as follows (in thousands):

                                                     March 31,  December 31,
                                                       1995         1994
                                                    ----------  ------------

     HCLP Secured Notes...........................  $  520,180   $  520,180
     Credit Agreement.............................      71,131       71,131
     12-3/4% secured discount notes...............     600,337      581,942
     12-3/4% unsecured discount notes.............      38,535       37,345
     13-1/2% subordinated notes...................       7,390        7,390
     Other........................................       5,305        5,305
                                                    ----------   ----------
                                                     1,242,878    1,223,293
     Current maturities...........................     (53,041)     (30,537)
                                                    ----------   ----------
     Long-term debt...............................  $1,189,837   $1,192,756
                                                    ==========   ==========

HCLP Secured Notes
- ------------------

     In 1991 HCLP issued $616 million of secured notes (the "HCLP Secured Notes") in a private placement with a group of institutional lenders. The issuance funded a $66 million restricted cash balance within HCLP, which is available to supplement cash flows from the HCLP properties in the event such cash flows are not sufficient to fund principal and interest payments on the HCLP Secured Notes when due. As the HCLP Secured Notes are repaid, the required restricted cash balance is reduced. HCLP holds substantially all of the Company's Hugoton field natural gas properties.

     The HCLP Secured Notes were issued in 15 series and have final stated maturities extending through 2012 but can be retired earlier. The HCLP Secured Notes outstanding at March 31, 1995, bear interest at fixed rates ranging from 8.8% to 11.3% per annum (weighted average 10.27%). Principal payments, if required, and interest payments are made semiannually. Provisions in the HCLP Secured Note agreements require interest rate premiums to be paid to the noteholders in the event that the HCLP Secured Notes are repaid more rapidly or slowly than under the initial scheduled amortization. Beginning in August 1994, HCLP elected to make principal payments on the HCLP Secured Notes based on actual production, rather than according to the initial scheduled amortization. As a result, interest rate premiums at a rate of 1.5% per annum will be applied to those principal amounts not paid according to the initial scheduled amortization. Such premiums have increased the effective weighted average interest rate payable on the remaining HCLP Secured Notes outstanding to 10.37% per annum at March 31, 1995. According to current expectations, principal payments based on actual production and prices could reduce principal payments from the initial scheduled amortization by approximately $50 million from August 1994 through 1996.

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

     The restricted cash balance and cash held by the Collateral Agent for payment of interest and principal on the HCLP Secured Notes are invested by the Collateral Agent under the terms of a guaranteed investment contract (the "GIC") with Morgan Guaranty Trust Co. of New York ("Morgan"). Morgan was paid $13.9 million at the date of issuance of the HCLP Secured Notes to guarantee that funds invested under the GIC would earn an interest rate equivalent to the weighted average coupon rate on the outstanding principal balance of the HCLP Secured Notes (10.27% at March 31, 1995). A portion of this amount may be refunded if the HCLP Secured Notes are repaid earlier than if HCLP had produced according to its scheduled production, depending primarily on prevailing interest rates at that time.

     HCLP's cash balances were as follows (in thousands):

                                                    March 31,  December 31,
                                                      1995        1994
                                                    ---------  ------------

     Subject to the mortgage.......................  $23,592     $48,087
     Not subject to the mortgage...................   24,038       1,551
                                                     -------     -------
     Cash included in current assets...............  $47,630     $49,638
                                                     =======     =======
     Restricted cash included in noncurrent assets.  $59,069     $61,299
                                                     =======     =======
     Refundable GIC fee included in
       noncurrent assets...........................  $ 9,991     $10,295
                                                     =======     =======

     Mesa Operating Co. ("MOC"), a Company subsidiary which owns substantially all of the limited partnership interests of HCLP, is party to a services agreement with HCLP. MOC provides services necessary to operate the Hugoton field properties and market production therefrom, process remittances of production revenues and perform certain other administrative functions in exchange for a services fee. The fee totaled approximately $5.1 million for the first quarter of 1995 and $4.8 million for the same period in 1994.

     See "Proposed Hugoton Properties Sale" below and Note 2 for discussion of a possible sale of the Hugoton properties.

Credit Agreement
- ----------------

     In the fourth quarter of 1994 the Company negotiated an amendment to its bank credit agreement (the "Credit Agreement") which extended its final maturity date from June 1995 until June 1997 and increased the amount that may be borrowed from the then outstanding $47.5 million to $82.5 million, including letters of credit. The amended Credit Agreement currently requires principal payments of $10 million in December 1995, $22.5 million in 1996, and the remainder in June 1997 (including cash collateralization of letters of credit outstanding at that time). As of March 31, 1995, the Company had outstanding borrowings of approximately $71.1 million and letter of credit obligations of $11.4 million under the amended Credit Agreement.

     The rate of interest payable on borrowings under the amended Credit Agreement is the Eurodollar rate plus 2-1/2% or the prime rate plus 1/2%. Obligations under the amended Credit Agreement are secured by a first lien on the Company's West Panhandle field properties, the Company's equity interest in MOC and a 76% limited partner interest in HCLP.

     The amended Credit Agreement requires the Company to maintain tangible adjusted equity, as defined, of $50 million and available cash, as defined, of $32.5 million. At March 31, 1995, the Company's tangible adjusted equity, as defined, was approximately $116.7 million and available cash, as defined, was $151.0 million.

     The amended Credit Agreement also restricts, among other things, the Company's ability to incur additional indebtedness, create liens, pay dividends, acquire stock or make investments, loans and advances.

Discount Notes
- --------------

     In conjunction with a debt exchange transaction consummated on August 26, 1993, (the "Debt Exchange"), the Company issued approximately $435.5 million initial accreted value, as defined, of 12-3/4% secured discount notes due June 30, 1998 and $136.9 million initial accreted value, as defined, of 12-3/4% unsecured discount notes due June 30, 1996 (together, the "Discount Notes") in exchange for $293.7 million aggregate principal amount of 12% subordinated notes and $292.6 million aggregate principal amount of 13-1/2% subordinated notes (together with the $28.6 million of accrued interest claims thereon). The Company also issued $29.3 million principal amount of 0% convertible notes due June 30, 1998, which were converted into approximately 7.5 million shares of common stock by the end of 1993. The Discount Notes, which rank pari passu with each other, are senior in right of payment to the remaining 13-1/2% subordinated notes due 1999 and subordinate to all permitted first lien debt, as defined, including obligations under the amended Credit Agreement.

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

     In the second quarter of 1994 the Company completed a public offering in which 16.3 million shares of the Company's common stock were sold for net proceeds of $93 million ($6 per share). The Company used approximately $87 million of the proceeds to redeem or repurchase $87 million accreted value ($99.1 million face amount at maturity) of 12-3/4% unsecured discount notes which were due in 1996.

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

Interest and Maturities
- -----------------------

     The aggregate interest payments made during the three months ended March 31, 1995 and 1994, were $29.0 million and $28.8 million, respectively. In addition, payment of approximately $19.7 million and $20.2 million of interest expense incurred during the first quarters of 1995 and 1994, respectively, has been deferred under the terms of the Discount Notes until maturity. Such interest is included in interest expense in the consolidated statements of operations for the first quarters of 1995 and 1994.

     The scheduled principal repayments on long-term debt for the remainder of 1995 and for the four succeeding years are as follows (in millions):

                                          1995   1996   1997   1998   1999
                                         ------ ------ ------ ------ ------

     HCLP Secured Notes................. $ 15.3 $ 32.2 $ 35.8 $ 37.0 $ 39.8
     Credit Agreement(a)................   10.0   22.5   38.6    --     --
     12-3/4% secured discount notes.....    --     --     --   617.4    --
     12-3/4% unsecured discount notes...    --    39.7    --     --     --
     13-1/2% subordinated notes.........    --     --     --     --     7.4
     Other..............................    5.3    --     --     --     --
                                         ------ ------ ------ ------ ------
          Total......................... $ 30.6 $ 94.4 $ 74.4 $654.4 $ 47.2
                                         ====== ====== ====== ====== ======
- ----------
     (a) Excludes approximately $11.4 million in letter of credit obliga-tions currently outstanding and required to be cash collateralized in June 1997.

Fair Value of Long-term Debt
- ----------------------------

     The following is a summary of estimated fair value of the Company's long-term debt (in thousands):

                                        March 31, 1995    December 31, 1994
                                      ------------------  ------------------
                                      Carrying    Fair    Carrying    Fair
                                       Amount    Value     Amount    Value
                                      --------  --------  --------  --------

     HCLP Secured Notes.............. $520,180  $550,741  $520,180  $535,135
     Credit Agreement................   71,131    71,131    71,131    71,131
     12-3/4% secured discount notes..  600,337   592,362   581,942   528,688
     12-3/4% unsecured discount notes   38,535    37,497    37,345    37,591
     13-1/2% subordinated notes......    7,390     7,390     7,390     7,390

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

Proposed Hugoton Properties Sale
- --------------------------------

     In the first quarter of 1995 the Company began an auction process to sell its interests in the Hugoton field by approaching a select group of prospective buyers which have the financial means to complete a purchase of the Company's entire interest. The Company hopes to complete a sale during the third quarter of 1995.

     The Company will use proceeds from a sale to retire debt. Any sales proceeds must first be applied against the outstanding balances related to the HCLP Secured Notes, which are secured by the Hugoton properties. Such balances include note principal, accrued interest and any premiums due, including premiums for early retirement of the HCLP Secured Notes. As of March 31, 1995, such premiums for early retirement of the notes would have totaled approximately $54.7 million. The actual premiums due in the event of a redemption of the HCLP Secured Notes will depend upon the prevailing interest rates at the date of redemption. The restricted cash held at HCLP would be available to repay obligations under the HCLP Secured Notes. Sales proceeds remaining after satisfying the HCLP Secured Note obligations would be applied to the amounts outstanding under the amended Credit Agreement, including cash collateralization of outstanding letters of credit, and the Discount Notes.

(5)  CONTINGENCIES
     =============

Masterson
- ---------

     In February 1992 the current lessors of an oil and gas lease (the "Gas Lease") dated April 30, 1955, between R. B. Masterson, et al., as lessor, and Colorado Interstate Gas Company ("CIG"), as lessee, sued CIG in Federal District Court in Amarillo, Texas, claiming that CIG had underpaid royalties due under the Gas Lease. The Company owns an interest in the Gas Lease. In August 1992 CIG filed a third-party complaint against the Company for any such royalty underpayments which may be allocable to the Company's interest in the Gas Lease. The plaintiffs allege that the underpayment was the result of CIG's use of an improper gas sales price upon which to calculate royalties and that the proper price should have been determined pursuant to a "favored-nations" clause in a July 1, 1967 amendment to the Gas Lease (the "Gas Lease Amendment"). The plaintiffs also sought a declaration by the court as to the proper price to be used for calculating future royalties.

     The plaintiffs alleged royalty underpayments of approximately $500 million (including interest at 10%) covering the period from July 1, 1967, to the present. In March 1995 the court made certain pretrial rulings that eliminated approximately $400 million of the plaintiffs' claims (which related to periods prior to October 1, 1989), but which also reduced a number of the Company's defenses. The Company and CIG filed stipulations with the court whereby the Company which have been liable for between 50% and 60%, depending on the time period covered, of an adverse judgment against CIG for post-February 1988 underpayments of royalties. On March 22, 1995, a jury trial began and on May 4, 1995, the jury returned its verdict. Among its findings, the jury determined that CIG had underpaid royalties for the period after September 30, 1989, in the amount of approximately $140,000. The court is expected to enter a judgment in the case in June. Although the plaintiffs argued that the "favored-nations" clause entitled them to be paid for all of their gas at the highest price voluntarily paid by CIG to any other lessor, the jury determined that the plaintiffs were estopped from claiming that the "favored-nations" clause provides for other than a pricing-scheme to pricing-scheme comparison. In light of this determination, and the plaintiffs' stipulation that a pricing-scheme to pricing-scheme comparison would not result in any "trigger prices" or damages, defendants will ask the court for a judgment that plaintiffs take nothing. The Company cannot predict whether the plaintiffs will appeal. However, based on the jury verdict and the defenses the Company could assert on appeal, the Company does not expect the ultimate resolution of this lawsuit to have a material adverse effect on its financial position or results of operation.

     Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as well as Notes 2 and 9 to the Company's financial statements included in such Form 10-K, for additional information regarding this lawsuit.

Preference Unitholders
- ----------------------

     The Company is a defendant in lawsuits related to the Corporate Conversion filed in the U.S. District Court for the Northern District of Texas--Dallas Division. The plaintiffs allege, among other things, that (i) the proxy materials delivered to unitholders in connection with the Corporate Conversion contained material misstatements and omissions, (ii) the General Partner of the Partnership breached fiduciary duties to the preference unitholders in structuring the transaction and allocating the common stock of the Company and (iii) the Corporate Conversion was implemented in breach of the partnership agreement of the Partnership because defendants allegedly did not obtain the requisite opinion of independent counsel regarding certain tax effects of the transaction. The Company and the other defendants have denied the allegations and believe they are without merit. The plaintiffs seek a declaration declaring the Corporate Conversion void and rescinding it, an order requiring payment of $164 million to the former preference unitholders in respect of the preferential distribution rights of their units, unspecified compensatory and punitive damages and other relief.

     On August 12, 1994, the Court entered an order denying plaintiff's motion for a summary judgment and granted the Company's motion for a summary judgment. A final judgment was entered dismissing the case. A notice of appeal was filed August 19, 1994, by the plaintiffs. Oral argument in the case was held before the Fifth Circuit Court of Appeals in May 1995.

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

(6)  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     ============================================

     The Company conducts its operations through various direct and indirect subsidiaries. On March 31, 1995, the Company's direct subsidiaries were MOC, Mesa Holding Co. ("MHC") and Hugoton Management Co. ("HMC"). MOC owns all of the Company's interest in the West Panhandle field of Texas, the Gulf Coast and the Rocky Mountain areas, as well as an approximate 99% limited partnership interest in HCLP. MHC owns cash, an approximate 1% limited partnership interest in HCLP, and 100% of MESA Environmental Ventures Co. ("Mesa Environmental"), a Company established to compete in the natural gas vehicle market. HMC owns the general partner interest of HCLP. HCLP owns substantially all of the Company's Hugoton field natural gas properties and is liable for the HCLP Secured Notes (see Note 4). The assets and cash flows of HCLP that are subject to the mortgage securing the HCLP Secured Notes are dedicated to service the HCLP Secured Notes and are not available to pay creditors of the Company or its subsidiaries other than HCLP. MOC and the Company are liable for the amounts outstanding under the amended Credit Agreement, the 13-1/2% subordinated notes and the Discount Notes. Mesa Capital Corp. ("Mesa Capital"), a wholly owned financing subsidiary of MOC, is also an obligor under the 13-1/2% subordinated notes and the Discount Notes. Mesa Capital, which has insignificant assets and results of operations, is included with MOC in the condensed consolidating financial statements. Other Company Subsidiaries in the condensed consolidating financial statements include MHC, HMC, and Mesa Environmental.

    The following are condensed consolidating financial statements of MESA Inc., HCLP, MOC, and the Company's other direct and indirect subsidiaries combined (in millions):

Condensed Consolidating Balance Sheets
- --------------------------------------
                                                  Other    Consol.   The
                        MESA                     Company    and    Company
March 31, 1995          Inc.     HCLP      MOC    Subs.    Elimin. Consol'd
- --------------         ------   ------   ------  -------- -------- --------

Assets:
  Cash and cash
   investments.......  $   -    $   48   $   44   $   72   $   -    $  164
  Other current
   assets............      -        10       30        5       -        45
                       ------   ------   ------   ------   ------   ------
    Total current
     assets..........      -        58       74       77       -       209
                       ------   ------   ------   ------   ------   ------
  Property, plant
   and equipment,
   net...............      -       618      494        3       -     1,115
  Investment in
   subsidiaries......     126       -       121        9     (256)      -
  Intercompany
   receivables.......      -        -         9       -        (9)      -
  Other noncurrent
   assets............      -        85       59        5       -       149
                       ------   ------   ------   ------   ------   ------
                       $  126   $  761   $  757   $   94   $ (265)  $1,473
                       ======   ======   ======   ======   ======   ======
Liabilities and
 Equity:
  Current
   liabilities.......  $   -    $   46   $   44   $    1   $   -    $   91
  Long-term debt.....      -       493      697       -        -     1,190
  Intercompany
   payables..........       9       -        -        -        (9)      -
  Other noncurrent
   liabilities.......      -        -        71        4       -        75
  Partners'/Stock-
   holders' equity
   (deficit).........     117      222      (55)      89     (256)     117
                       ------   ------   ------   ------   ------   ------
                       $  126   $  761   $  757   $   94   $ (265)  $1,473
                       ======   ======   ======   ======   ======   ======

                                                  Other    Consol.   The
                        MESA                     Company    and    Company
December 31, 1994       Inc.     HCLP      MOC    Subs.    Elimin. Consol'd
- -----------------      ------   ------   ------  -------- -------- --------

Assets:
  Cash and cash
   investments.......  $   -    $   50   $   24   $   70   $   -    $  144
  Other current
   assets............      -        16       39        6       -        61
                       ------   ------   ------   ------   ------   ------
    Total current
     assets..........      -        66       63       76       -       205
                       ------   ------   ------   ------   ------   ------
  Property, plant
   and equipment,
   net...............      -       626      503        1       -     1,130
  Investment in
   subsidiaries......     134       -       126       10     (270)      -
  Intercompany
   receivables.......      -        -         9       -        (9)      -
  Other noncurrent
   assets............      -        88       58        3       -       149
                       ------   ------   ------   ------   ------   ------
                       $  134   $  780   $  759   $   90   $ (279)  $1,484
                       ======   ======   ======   ======   ======   ======
Liabilities and
 Equity:
  Current
   liabilities.......  $   -    $   47   $   41   $    1   $   -    $   89
  Long-term debt.....      -       505      688       -        -     1,193
  Intercompany
   payables..........       9       -        -        -        (9)      -
  Other noncurrent
   liabilities.......      -        -        73        4       -        77
  Partners'/Stock-
   holders' equity
   (deficit).........     125      228      (43)      85     (270)     125
                       ------   ------   ------   ------   ------   ------
                       $  134   $  780   $  759   $   90   $ (279)  $1,484
                       ======   ======   ======   ======   ======   ======

Condensed Consolidating Statements of Operations
- ------------------------------------------------
Three Months Ended:
- ------------------
                                                  Other    Consol.   The
                        MESA                     Company    and    Company
March 31, 1995          Inc.     HCLP      MOC    Subs.    Elimin. Consol'd
- --------------         ------   ------   ------  -------- -------- --------

Revenues.............  $   -    $   25   $   37   $   -    $   -    $   62
                       ------   ------   ------   ------   ------   ------
Costs and Expenses:
  Operating,
   exploration and
   taxes.............      -         9        9       -        -        18
  General and
   administrative....      -        -         6        1       -         7
  Depreciation,
   depletion and
   amortization......      -         9       12       -        -        21
                       ------   ------   ------   ------   ------   ------
                           -        18       27        1       -        46
                       ------   ------   ------   ------   ------   ------

Operating Income
 (Loss)..............      -         7       10       (1)      -        16
                       ------   ------   ------   ------   ------   ------
Interest expense, net
 of interest income..      -       (12)     (22)       1       -       (33)
Equity in loss of
 subsidiaries........      (8)      -        (5)      -        13       -
Other................      -        -         4        5       -         9
                       ------   ------   ------   ------   ------   ------
Net Income (Loss)...   $   (8)  $   (5)  $  (13)  $    5   $   13   $   (8)
                       ======   ======   ======   ======   ======   ======

                                                  Other    Consol.   The
                        MESA                     Company    and    Company
March 31, 1994          Inc.     HCLP      MOC    Subs.    Elimin. Consol'd
- --------------         ------   ------   ------  -------- -------- --------

Revenues.............  $   -    $   33   $   28   $   -    $   -    $   61
                       ------   ------   ------   ------   ------   ------
Costs and Expenses:
  Operating,
   exploration and
   taxes.............      -        10       10       -        -        20
  General and
   administrative....      -        -         6       -        -         6
  Depreciation,
   depletion and
   amortization......      -        10       15       -        -        25
                       ------   ------   ------   ------   ------   ------
                           -        20       31       -        -        51
                       ------   ------   ------   ------   ------   ------

Operating Income
 (Loss)..............      -        13       (3)      -        -        10
                       ------   ------   ------   ------   ------   ------
Interest expense, net
 of interest income..      -       (12)     (22)      -        -       (34)
Losses on
 dispositions of oil
 and gas properties..      -        -        -       (91)(d)   91       -
Equity in income
 (loss) of
 subsidiaries........     (18)      -         1       -        17       -
Other................      -        -        18        6      (18)       6
                       ------   ------   ------   ------   ------   ------
Net Income (Loss)....  $  (18)  $    1   $   (6)  $  (85)  $   90   $  (18)
                       ======   ======   ======   ======   ======   ======

Condensed Consolidating Statements of Cash Flows
- ------------------------------------------------
Three Months Ended:
- -------------------
                                                  Other    Consol.   The
                        MESA                     Company    and    Company
March 31, 1995          Inc.     HCLP      MOC    Subs.    Elimin. Consol'd
- --------------         ------   ------   ------  -------- -------- --------

Cash Flows from
 Operating Activities  $   -    $   (3)  $   26   $    6   $   -    $   29
                       ------   ------   ------   ------   ------   ------
Cash Flows from
 Investing Activities:
  Capital
   expenditures......      -        (1)      (5)      (1)      -        (7)
  Other..............      -        -        -        (3)      -        (3)
                       ------   ------   ------   ------   ------   ------
                           -        (1)      (5)      (4)      -       (10)
                       ------   ------   ------   ------   ------   ------
Cash Flows from
 Financing Activities:
  Other..............      -         2       -        -        -         2
                       ------   ------   ------   ------   ------   ------
                           -         2       -        -        -         2
                       ------   ------   ------   ------   ------   ------
Net Increase (Decrease)
 in Cash and Cash
 Investments.........  $   -    $   (2)  $   21   $    2   $   -    $   21
                       ======   ======   ======   ======   ======   ======

                                                  Other    Consol.   The
                        MESA                     Company    and    Company
March 31, 1994          Inc.     HCLP      MOC    Subs.    Elimin. Consol'd
- --------------         ------   ------   ------  -------- -------- --------

Cash Flows from
 Operating Activities  $   -    $    4   $  (43)  $   15   $   -    $  (24)
                       ------   ------   ------   ------   ------   ------
Cash Flows from
 Investing Activities:
  Capital
   expenditures......      -        (1)      (2)      -        -        (3)
  Contributions to
   subsidiaries......      -        -        (5)      (1)       6       -
  Other..............      -        -        25       -       (28)      (3)
                       ------   ------   ------   ------   ------   ------
                           -        (1)      18       (1)     (22)      (6)
                       ------   ------   ------   ------   ------   ------
Cash Flows from
 Financing Activities:
  Repayments of
   long-term debt....      -       (22)      (6)      -        -       (28)
  Long-term
   borrowings........      -        -        43       -        -        43
  Contributions from
   equity holders....      -         6       -        -        (6)      -
  Other..............      -         2       -       (28)      28        2
                       ------   ------   ------   ------   ------   ------
                           -       (14)      37      (28)      22       17
                       ------   ------   ------   ------   ------   ------
Net Increase (Decrease)
 in Cash and Cash
 Investments.........  $   -    $  (11)  $   12   $  (14)  $   -    $  (13)
                       ======   ======   ======   ======   ======   ======

Notes to Condensed Consolidating Financial Statements
- -----------------------------------------------------

     (a) These condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto of which this note is an integral part.

     (b) As of March 31, 1995, the Company owns 100% interest in each of MOC, MHC, and HMC. These condensed consolidating financial statements present the Company's investment in its subsidiaries and MOC's and MHC's investments in HCLP using the equity method. Under this method, investments are recorded at cost and adjusted for the parent Company's ownership share of the subsidiary's cumulative results of operations. In addition, investments increase in the amount of contributions to subsidiaries and decrease in the amount of distributions from subsidiaries.

     (c) The consolidation and elimination entries (i) eliminate the equity method investment in subsidiaries and equity in income (loss) of subsidiaries, (ii) eliminate the intercompany payables and receivables, and (iii) eliminate other transactions between subsidiaries including contributions and distributions.

     (d) The condensed consolidating statement of operations of Other Company Subsidiaries for the three months ended March 31, 1994, reflects a $91 million loss from MHC's disposition of an 18% equity interest in HCLP. The HCLP interest was used to repay a portion of MHC's intercompany payable to MOC and was valued, in accordance with the provisions of the Discount Note indentures, at $5 million for each one percent of interest assigned. A loss was recognized for the difference between the carrying value of the HCLP interest assigned to MOC and the $90 million value attributed to such interests which reduced the intercompany payable. The loss recognized by MHC is eliminated in consolidation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
- ------------------------------------------------------------------------

RESULTS OF OPERATIONS
=====================

     MESA Inc. ("Mesa") incurred a net loss of $7.9 million in the first quarter of 1995 compared with a net loss of $17.8 million in the first quarter of 1994.

     The following table presents a summary of the results of operations of Mesa for the three months ended March 31, 1995 and 1994:

                                                          1995      1994
                                                        -------    -------
                                                          (in thousands)

     Revenues.........................................  $62,247    $61,084
     Operating and administrative costs...............  (25,267)   (25,596)
     Depreciation, depletion and amortization.........  (21,006)   (25,312)
                                                        -------    -------
     Operating income.................................   15,974     10,176
     Interest expense, net of interest income.........  (32,754)   (33,744)
     Other............................................    8,886      5,802
                                                        -------   --------
     Net loss.........................................  $(7,894)  $(17,766)
                                                        =======   ========

     Revenues
     --------

     The table below presents, for the three months ended March 31, 1995 and 1994, the revenues, production and average prices received from sales of natural gas, natural gas liquids and oil and condensate.

                                                           1995      1994
                                                         --------  --------
     Revenues (in thousands):
          Natural gas..................................  $ 35,856  $ 40,706
          Natural gas liquids..........................    18,206    16,272
          Oil and condensate...........................     5,393     1,611
                                                         --------  --------
               Total...................................  $ 59,455  $ 58,589
                                                         ========  ========
     Natural Gas Production (million cubic feet):
          Hugoton......................................    12,699    12,822
          West Panhandle...............................     4,927     5,217
          Other........................................     2,249     1,820
                                                         --------  --------
               Total...................................    19,875    19,859
                                                         ========  ========
     Natural Gas Liquids Production (thousand barrels):
          Hugoton......................................       930       880
          West Panhandle...............................       696       826
          Other........................................        14        15
                                                         --------  --------
               Total...................................     1,640     1,721
                                                         ========  ========
     Oil and Condensate Production (thousand barrels):
          Hugoton......................................      --        --
          West Panhandle...............................        16        33
          Other........................................       306       103
                                                         --------  --------
               Total...................................       322       136
                                                         ========  ========
     Average Prices:
          Natural gas (per thousand cubic feet)........  $   1.71  $   2.08
          Natural gas liquids (per barrel).............  $  11.18  $   9.55
          Oil and condensate (per barrel)..............  $  16.51  $  12.39

     Mesa's total equivalent natural gas production was slightly higher in the first quarter of 1995 than in the same period of 1994. Hugoton field production was unchanged from the previous year. West Panhandle field production was 11 percent lower in the first quarter of 1995 reflecting the decreased demand resulting from warm winter weather in the market area served by this production. Gulf Coast production increased 65 percent in the first quarter of 1995 reflecting the success of Mesa's offshore drilling in 1994. The increase in oil and condensate production is attributable to the Gulf Coast.

     Mesa's average prices received for natural gas production decreased while prices for natural gas liquids and oil and condensate production increased in the first quarter of 1995 compared with the same period in 1994. First quarter natural gas prices are particularly sensitive to weather. In 1994 the northeastern United States experienced a much colder than normal winter; in 1995, the winter was one of the warmest on record.

     Natural Gas Prices
     ------------------

     Substantially all of Mesa's natural gas production is sold under short- or long-term sales contracts. Approximately 80% of Mesa's annual natural gas sales, whether or not such sales are governed by a contract, are at market prices. The following table shows Mesa's natural gas production sold under fixed-price contracts and production sold at market prices for the three months ended March 31, 1995 and 1994:

                                                             1995    1994
                                                            ------  ------
     Natural Gas Production (million cubic feet):
          Sold under fixed-price contracts.................  3,116   3,727
          Sold at market prices............................ 16,759  16,132
                                                            ------  ------

               Total production............................ 19,875  19,859
                                                            ======  ======

          Percent sold at market prices....................    84%     81%
                                                            ======  ======

     In addition to its fixed-price contracts, Mesa will, when circumstances warrant, hedge the price received for its market-sensitive production through natural gas futures contracts traded on the New York Mercantile Exchange. The following table shows the effects of Mesa's fixed-price contracts and hedging activities on its natural gas prices for the three months ended March 31, 1995 and 1994:

                                                              1995   1994
                                                              -----  -----
     Average Natural Gas Prices (per thousand cubic feet):
          Fixed-price contracts.............................. $2.64  $2.41
                                                              =====  =====

          Market prices received............................. $1.25  $2.01
          Hedge gains........................................   .29    --
                                                              -----  -----
               Total market prices........................... $1.54  $2.01
                                                              =====  =====

          Total average prices............................... $1.71  $2.08
                                                              =====  =====

     Gains and losses from hedging activities are included in natural gas revenues when the hedged production occurs. Mesa recognized gains from hedging activities of $4.9 million in the first three months of 1995. Mesa did not hedge any production in the first quarter of 1994. Mesa has hedged a significant portion of its market-sensitive production for the remainder of 1995.

     Costs and Expenses
     ------------------

     Mesa's costs and expenses decreased from $50.9 million in the first quarter of 1994 to $46.3 million for the same period in 1995. Lease operating expense decreased due to a one-time insurance adjustment reflected in the first quarter of 1994. Production and other taxes are lower in the first quarter of 1995 than in the first quarter of 1994 due to lower Kansas production tax rates implemented beginning in the last half of 1994 in the Hugoton field. Exploration charges are greater in the first quarter of 1995 compared to the first quarter of 1994 reflecting Mesa's increased exploration activities in the Gulf of Mexico, primarily the purchase of three-dimensional seismic data. Depreciation, depletion and amortization expense, which is calculated on a unit-of-production basis, decreased primarily due to increases in the year end estimated reserves in the Hugoton and West Panhandle fields and reserve discoveries in the Gulf Coast.

     Other Income (Expense)
     ----------------------

     Interest expense in the first quarter of 1995 was not materially different from the same period in 1994 as average aggregate debt outstanding did not materially change.

     Interest income increased from $2.4 million in the first quarter of 1994 to $3.9 million in the same period for 1995 as a result of higher average cash balances and higher average interest rates earned on these cash balances in 1995.

     Results of operations for the first quarters of 1995 and 1994 include certain items which are either non-recurring or are not directly associated with Mesa's oil and gas producing operations. The following table sets forth the amounts of such items for the three months ended March 31, 1995 and 1994 (in thousands):

                                                              1995    1994
                                                             ------  ------
     Gains (losses) from futures and securities investments. $4,553  $ (919)
     Gains from collections from Bicoastal Corporation......  4,653   7,341
     Other..................................................   (320)   (620)
                                                             ------  ------
                                                             $8,886  $5,802
                                                             ======  ======

     The gains from futures and securities investments relate to Mesa's investments in marketable securities and futures contracts that are not accounted for as a hedge of future production. The gains from collection of interest from Bicoastal Corporation relate to a note receivable from such company, which was in bankruptcy. Mesa's claims in the bankruptcy exceeded its recorded receivable. As of March 31, 1995, Mesa had collected the full amount of its allowed claims plus a portion of the interest due on such claims. Mesa does not expect to receive substantial additional amounts from Bicoastal.

Capital Resources and Liquidity
- -------------------------------

     Mesa is primarily in the business of exploring for, developing, producing, and processing oil and natural gas. At December 31, 1994, Mesa owned over 1.8 trillion cubic feet of estimated proved equivalent natural gas reserves. Mesa is also highly leveraged with over $1.2 billion of long-term debt and current maturities. Hugoton Capital Limited Partnership ("HCLP"), an indirect, wholly owned subsidiary of Mesa, is the obligor on approximately 44% of Mesa's consolidated long-term debt. The HCLP debt is secured by Mesa's Hugoton field properties, which represent approximately 65% of Mesa's oil and gas reserves. The assets and cash flows of HCLP that are subject to the mortgage securing the HCLP debt are dedicated to service HCLP's debt and are not available to pay creditors of Mesa or its subsidiaries other than HCLP. However, any "excess cash," as defined in the HCLP debt agreements, may be distributed by HCLP to its equity owners, Mesa Operating Co. ("MOC"), Mesa Holding Co. ("MHC"), and Hugoton Management Co. ("HMC"), which are direct subsidiaries of Mesa, to be used for general corporate purposes. MOC owns all of Mesa's interest in the West Panhandle field of Texas and the Gulf Coast and the Rocky Mountain areas and an approximate 99% limited partnership interest in HCLP. Mesa and MOC are liable for all of Mesa's consolidated long-term debt other than the HCLP debt. MHC owns cash, an approximate 1% limited partnership interest in HCLP, and 100% of Mesa Environmental Ventures Co., a company established to compete in the natural gas vehicle market. HMC owns the general partner interest in HCLP.

     Approximately 88% of Mesa's non-HCLP debt does not require cash interest payments until December 31, 1995. Beginning on this date, and until the debt is repaid, Mesa is required to make semiannual interest payments in cash at a 12-3/4% annual rate. Such cash interest payments are expected to total $41.9 million on December 31, 1995, and $81.3 million in 1996. Mesa also has significant principal payments due in 1996 and 1998.

     Following is a discussion of Mesa's debt, resources and alternatives:

     Long-term Debt
     --------------

     The following table provides additional information as to Mesa's long-term debt at March 31, 1995 (in thousands):

                                                   Obligors
                                               -----------------
                                                 Mesa
                                               and MOC    HCLP      Total
                                               -------- -------- ----------
     Debt:
          HCLP Secured Notes(a)............... $   --   $520,180 $  520,180
          Credit Agreement(b).................   71,131     --       71,131
          12-3/4% secured discount notes(c)(e)  600,337     --      600,337
          12-3/4% unsecured discount
            notes(d)(e).......................   38,535     --       38,535
          Other...............................   12,695     --       12,695
                                               -------- -------- ----------
                                                722,698  520,180  1,242,878
     Current maturities.......................  (25,305) (27,736)   (53,041)
                                               -------- -------- ----------
     Long-term debt........................... $697,393 $492,444 $1,189,837
                                               ======== ======== ==========

- ----------
     (a) These notes are secured by the Hugoton field properties and are due in semiannual installments through August 2012, but may be repaid earlier depending on the rate of production from the properties.

     (b) The bank credit facility (the "Credit Agreement") is secured by a first lien on MOC's West Panhandle properties, Mesa's equity interest in MOC and a 76% limited partnership interest in HCLP and is due in various installments through June 1997. At March 31, 1995, the Credit Agreement also supported letters of credit totaling $11.4 million.

     (c) These notes are due in June 1998 and are secured by second liens on MOC's West Panhandle properties and a 76% limited partnership interest in HCLP.

     (d)  These notes are unsecured and are due in June 1996.

     (e) The secured and unsecured discount notes (together, the "Discount Notes") do not require cash interest payments until December 31, 1995, but the accreted value of such Discount Notes increases at 12-3/4% per annum through June 30, 1995.

     The following tables summarize Mesa's 1994 actual and 1995 through 1998 forecast cash requirements, assuming no changes in capital structure, for interest, debt principal and capital expenditures (in thousands):

                                Actual                Forecast
                               -------- -----------------------------------
                                 1994     1995     1996     1997     1998
                               -------- -------- -------- -------- --------
     HCLP:
       Interest payments,
         net(a)............... $ 46,815 $ 45,400 $ 45,400 $ 41,800 $ 37,000
       Principal repayments...   21,420   15,300   32,200   35,800   37,000
       Capital expenditures(b)    6,957   11,100    5,000    1,000      --
                               -------- -------- -------- -------- --------
                               $ 75,192 $ 71,800 $ 82,600 $ 78,600 $ 74,000
                               ======== ======== ======== ======== ========
     Other Mesa subsidiaries:
       Interest payments,
         net(a)............... $  1,945 $ 46,500 $ 93,300 $ 98,400 $101,100
       Principal repayments(c)  153,687   15,300   62,200   38,600  617,400
       Capital expenditures(b)   25,633   29,500   16,500   15,500    2,400
                               -------- -------- -------- -------- --------
                               $181,265 $ 91,300 $172,000 $152,500 $720,900
                               ======== ======== ======== ======== ========
- ----------
     (a) Cash interest payments, net of interest income. MOC is required to begin making semiannual cash interest payments on the Discount Notes on December 31, 1995.

     (b) Forecast capital expenditures represent Mesa's best estimate of drilling and facilities expenditures required to attain projected levels of production from its existing properties during the forecast period and to fund its current exploration and development program. Capital expenditures include $14.9 million of committed capital expenditures for 1995, which is included in the amount set forth in the table. Mesa may incur capital expenditures in addition to those reflected in the table.

     (c) Includes approximately $93 million of principal repayments made in 1994 with proceeds from a $93 million equity offering completed in the second quarter of 1994. Such principal was scheduled to mature in 1996.

     The Credit Agreement contains restrictive covenants which require Mesa to maintain a tangible adjusted equity, as defined, of at least $50 million and available cash, as defined, of $32.5 million. At March 31, 1995, tangible adjusted equity was $116.7 million and available cash was $151.0 million.

     The indentures governing the Discount Notes restrict, among other things, Mesa's ability to incur additional indebtedness, pay dividends, acquire stock or make investments, loans and advances. The Credit Agreement also restricts, among other things, Mesa's ability to incur additional indebtedness, create liens, pay dividends, acquire stock or make investments, loans and advances.

     Company Resources
     -----------------

     The following table sets forth certain of Mesa's near-term resources as of or for the three months ended March 31, 1995 (in thousands):

                                                         Other
                                                      Subsidiaries
                                       MOC      HCLP    Combined    Total
                                     -------  ------- ------------ --------

     Cash and securities(a)......... $52,461  $47,630   $72,301    $172,392
     Working capital................  39,310   12,523    76,144     127,977
     Restricted cash(b).............    --     59,069       --       59,069

     Cash flows from
      operating activities:
          Oil and gas sales, net
           of production and
           administrative costs..... $18,204  $21,214   $  --      $ 39,418
          Interest payments, net(c).  (1,496) (24,726)    1,134     (25,088)
          Other.....................   9,842       34     4,987      14,863
                                     -------  -------   -------    --------
                                     $26,550  $(3,478)  $ 6,121    $ 29,193
                                     =======  =======   =======    ========
- ----------
     (a)  Included in working capital.

     (b)  Non-current asset in balance sheet.

     (c)  Cash interest payments, net of interest income.

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

     Mesa's current financial forecasts indicate that Mesa will be unable to fund its principal and interest obligations on MOC debt in 1996 with cash flows from operating activities and available cash and securities balances. To address this situation and to position Mesa for expansion through exploration and development, in December 1994 Mesa announced its intent to sell all or a portion of its interests in the Hugoton field, and in the first quarter of 1995 began an auction process to sell such properties.
(See "Proposed Hugoton Properties Sale" below.) Proceeds from such a sale would be used to retire long-term debt. If Mesa does not sell its Hugoton properties, it would attempt to strengthen its financial condition by other means, including the sale of additional equity or refinancing of its long-term debt. There can be no assurance that Mesa will sell its Hugoton properties or that, in the absence of such a sale, Mesa will be able to issue equity or refinance its debt.

     Proposed Hugoton Properties Sale
     --------------------------------

     In the first quarter of 1995 Mesa began an auction process to sell its interests in the Hugoton field by approaching a select group of prospective buyers which have the financial means to complete a purchase of Mesa's entire interest. Mesa hopes to complete a sale during the third quarter of 1995.

     Mesa intends to use proceeds from a sale to retire debt. Any sales proceeds must first be applied against the outstanding balances related to the HCLP Secured Notes, which are secured by the Hugoton properties. Such balances include note principal, accrued interest and any premiums due, including premiums for early retirement of the HCLP Secured Notes. As of March 31, 1995, such premiums for early retirement of the notes would have totaled approximately $54.7 million. The actual premiums due in the event of a redemption of the HCLP Secured Notes will depend upon the prevailing interest rates at the date of redemption. The restricted cash held at HCLP would be available to repay obligations under the HCLP Secured Notes. Sales proceeds remaining after satisfying the HCLP Secured Note obligations would be applied to the amounts outstanding under the Credit Agreement, including cash collateralization of outstanding letters of credit, and the Discount Notes. Mesa expects to record a gain from the sale.

     Excluding the Hugoton properties, Mesa had approximately 645 Bcfe of estimated proved reserves at December 31, 1994, and had approximately 55 Bcfe of oil and gas production in 1994. Excluding Hugoton, Mesa generated approximately $40 million of cash flows from sales of oil and gas production, net of operating and administrative expenses, in 1994.

Other
- -----

     See Note 5 to the financial statements set forth in Part I, Item 1 of this Form 10-Q for information regarding the status of certain pending litigation.

     In March 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. SFAS No. 121 requires a review for impairment wherever circumstances indicate that the carrying amount of an asset may not be recoverable. Mesa would estimate future cash flows (undiscounted and without interest changes) expected to result from use of an asset. Impairment is only recognized if the carrying amount of an asset is less than the expected future cash flows and the amount of impairment is based on the fair value of the asset. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. Mesa has not yet determined whether it will adopt the provisions of SFAS No. 121 in 1995 or what amount of impairment, if any, may result from adoption of this standard.

     Mesa recognizes its ownership interest in natural gas production as revenue. Actual production quantities sold may be different from Mesa's ownership share of production in a given period. Mesa records these differences as gas balancing receivables or as deferred revenue. Net gas balancing underproduction represented approximately 2.6% of total equivalent production in the first quarter of 1995 compared with 1.3% during the same period in 1994. The gas balancing receivable or deferred revenue component of natural gas and natural gas liquids revenues in future periods is dependent on future rates of production, field allowables and the amount of production taken by Mesa or by its joint interest partners.

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

PART II - OTHER INFORMATION
===========================
Item 1.  Legal Proceedings
- --------------------------

     Reference is made to Part I, Item 1, Note 5 of this Form 10-Q for information regarding legal proceedings.

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

     *4.6   -  First Supplemental Indenture dated as of January 5, 1994, among MESA Inc., Mesa Operating Co., Mesa Capital Corporation and American Stock Transfer & Trust Company, as Trustee
               (Exhibit 4.4 to the Company's Registration Statement on Form
               S-1, Registration No. 33-51909).

     *4.7   -  Third Amended and Restated Credit Agreement dated as of
               November 29, 1994, among the Company, Mesa Operating Co., and the Banks named in this Credit Agreement and Societe
               Generale, Southwest Agency, as Agent (Exhibit 4.7 to the
               Company's Form 10-K dated December 31, 1994).

     *4.8   -  Indenture dated May 1, 1989, among Mesa Capital Corporation,
               Mesa Limited Partnership, Mesa Operating Limited Partnership, and Texas Commerce Bank National Association, as Trustee
               (Exhibit 4[c] to the Partnership's Form 10-Q dated March 31,
               1989).

     *4.9   -  First Supplemental Indenture dated as of December 31, 1991,
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

               The Registrant agrees to furnish to the Securities and Exchange Commission upon request any instruments defining the right of holders of long-term debt with respect to which the total amount outstanding does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

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

    *10.24  -  Gas Transportation Agreement dated June 14, 1994, between
               Western Resources, Inc. and Mesa Operating Co., acting on behalf of itself and as agent for Hugoton Capital Limited Partnership (Exhibit 10.24 to the Company's Form 10-K dated December 31, 1994.)

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

     27     -  Article 5 of Regulation S-X Financial Data Schedule
               for the First Quarter 1995 Form 10-Q.

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

Date:  May 15, 1995
       ------------

                         INDEX TO EXHIBITS
                         -----------------

Exhibit No.   Description
- -----------   -----------

    27 Article 5 of Regulation S-X Financial Data Schedule for the First Quarter 1995 Form 10-Q.