Form 10-Q
period 1995-06-30
MESA INC
filed 1995-08-14
CIK 877930

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

                For the quarterly period ended June 30, 1995
                                               -------------
                                     or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 1-10874
                                               -------

                                  MESA INC.
                                  =========
           (Exact name of registrant as specified in its charter)


            Texas                                           75-2394500
            -----                                           ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)

  1400 Williams Square West
5205 North O'Connor Boulevard
       Irving, Texas                                          75039
----------------------------                                  -----
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES    X       NO
                                                      -------       -------

    Number of shares outstanding as of the close of business on August 11, 1995: 64,050,009.
      ----------


---------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
==============================
Item 1.  Financial Statements
-----------------------------
                                  MESA INC.
                                  =========
                    Consolidated Statements of Operations
                    -------------------------------------
                    (in thousands, except per share data)
                                 (unaudited)

                                     Three Months Ended   Six Months Ended
                                           June 30             June 30
                                     ------------------  ------------------
                                       1995      1994      1995      1994
                                     --------  --------  --------  --------
REVENUES:
     Natural gas.................... $ 32,875  $ 31,995  $ 68,731  $ 72,701
     Natural gas liquids............   18,573    16,537    36,779    32,809
     Oil and condensate.............    5,174     2,088    10,567     3,699
     Other..........................    2,552     2,741     5,344     5,236
                                     --------  --------  --------  --------
                                       59,174    53,361   121,421   114,445
                                     --------  --------  --------  --------
COSTS AND EXPENSES:
     Lease operating................   10,626    13,582    23,200    27,230
     Production and other taxes.....    4,482     5,317     9,227    10,539
     Exploration charges............      933     1,084     2,237     1,856
     General and administrative.....    5,763     6,601    12,407    12,555
     Depreciation, depletion
      and amortization..............   20,290    21,910    41,296    47,222
                                     --------  --------  --------  --------
                                       42,094    48,494    88,367    99,402
                                     --------  --------  --------  --------

OPERATING INCOME....................   17,080     4,867    33,054    15,043
                                     --------  --------  --------  --------
OTHER INCOME (EXPENSE):
     Interest income................    4,191     3,279     8,100     5,701
     Interest expense...............  (36,449)  (36,809)  (73,112)  (72,975)
     Gains (losses) on futures and
      securities investments........   (2,804)   (4,402)    1,749    (5,321)
     Gain from collection of
      interest from Bicoastal
      Corporation...................     --       9,236     4,653    16,577
     Other..........................    4,029    (1,509)    3,709    (2,129)
                                     --------  --------  --------  --------
                                      (31,033)  (30,205)  (54,901)  (58,147)
                                     --------  --------  --------  --------
NET LOSS............................ $(13,953) $(25,338) $(21,847) $(43,104)
                                     ========  ========  ========  ========
NET LOSS PER COMMON SHARE........... $  (0.22) $  (0.43) $  (0.34) $  (0.80)
                                     ========  ========  ========  ========
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING................   64,050    59,426    64,050    53,585
                                     ========  ========  ========  ========
        (See accompanying notes to consolidated financial statements.)

                                  MESA INC.
                                  =========
                         Consolidated Balance Sheets
                         ---------------------------
                      (in thousands, except share data)

                                                     June 30,   December 31,
                         ASSETS                        1995         1994
                                                   -----------  ------------
                                                   (unaudited)
CURRENT ASSETS:
     Cash and cash investments....................  $  182,942   $  143,422
     Marketable securities and futures contracts..       5,418       19,112
     Accounts and notes receivable................      38,516       38,938
     Other........................................       4,772        3,372
                                                    ----------   ----------
          Total current assets....................     231,648      204,844
                                                    ----------   ----------
PROPERTY, PLANT AND EQUIPMENT:
     Oil and gas properties, wells and
       equipment using the successful
       efforts method of accounting...............   1,880,415    1,867,842
     Office and other.............................      40,363       43,836
     Accumulated depreciation, depletion
       and amortization...........................    (817,524)    (781,230)
                                                    ----------   ----------
                                                     1,103,254    1,130,448
                                                    ----------   ----------
OTHER ASSETS:
     Restricted cash of subsidiary partnership....      57,723       61,299
     Gas balancing receivable.....................      54,248       54,971
     Other........................................      33,119       32,397
                                                    ----------   ----------
                                                       145,090      148,667
                                                    ----------   ----------
                                                    $1,479,992   $1,483,959
                                                    ==========   ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities on long-term debt.........  $  106,373   $   30,537
     Accounts payable and accrued liabilities.....      24,118       40,468
     Interest payable.............................      18,255       18,184
                                                    ----------   ----------
          Total current liabilities...............     148,746       89,189
                                                    ----------   ----------
LONG-TERM DEBT....................................   1,156,089    1,192,756
                                                    ----------   ----------
DEFERRED REVENUE..................................      19,433       21,900
                                                    ----------   ----------
OTHER LIABILITIES.................................      52,999       55,542
                                                    ----------   ----------
CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, authorized
       10,000,000 shares; no shares issued and
       outstanding................................        --           --
     Common stock, $.01 par value, authorized
       100,000,000 shares; outstanding 64,050,009
       and 64,050,009 shares, respectively........         640          640
     Additional paid-in capital...................     398,965      398,965
     Accumulated deficit..........................    (296,880)    (275,033)
                                                    ----------   ----------
                                                       102,725      124,572
                                                    ----------   ----------
                                                    $1,479,992   $1,483,959
                                                    ==========   ==========
       (See accompanying notes to consolidated financial statements.)

                                  MESA INC.
                                  =========
                    Consolidated Statements of Cash Flows
                    -------------------------------------
                               (in thousands)
                                 (unaudited)
                                                         Six Months Ended
                                                              June 30
                                                        -------------------
                                                          1995       1994
                                                        --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss.......................................... $(21,847)  $(43,104)
     Adjustments to reconcile net loss to net cash
        provided by operating activities:
          Depreciation, depletion and amortization.....   41,296     47,222
          Accreted interest on discount notes..........   39,169     40,301
          Litigation settlement........................     --      (42,750)
          (Gains) losses on futures and
            securities investments.....................   (1,749)     5,321
          Changes in operating receivables and payables  (18,268)    (7,379)
          Changes in marketable securities and
            futures contracts, net.....................   15,743       (253)
          Other........................................     (907)     1,248
                                                        --------   --------
          Cash provided by operating activities........   53,437        606
                                                        --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures..............................  (19,392)    (7,647)
     Other.............................................    2,025     (3,606)
                                                        --------   --------
          Cash used in investing activities............  (17,367)   (11,253)
                                                        --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock..........................     --       93,091
     Long-term borrowings..............................     --       42,750
     Repayments of long-term debt......................     --     (134,997)
     Other.............................................    3,450      2,323
                                                        --------   --------
          Cash provided by financing activities........    3,450      3,167
                                                        --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS...   39,520     (7,480)

CASH AND CASH INVESTMENTS AT BEGINNING OF PERIOD.......  143,422    138,709
                                                        --------   --------
CASH AND CASH INVESTMENTS AT END OF PERIOD............. $182,942   $131,229
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




                                  Common Stock    Additional
                                ---------------    Paid-in    Accumulated
                                Shares   Amount    Capital      Deficit
                                ------   ------   ----------  -----------

BALANCE, December 31, 1994..... 64,050    $640     $398,965    $(275,033)

     Net loss..................   --       --          --        (21,847)
                                ------    ----     --------    ---------
BALANCE, June 30, 1995......... 64,050    $640     $398,965    $(296,880)
                                ======    ====     ========    =========

        (See accompanying notes to consolidated financial statements.)

                                  MESA INC.
                                  =========
                 Notes to Consolidated Financial Statements
                 ------------------------------------------
                                June 30, 1995
                                 (unaudited)


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

     The consolidated financial statements of the Company for the three-month and six-month periods ended June 30, 1995 and 1994, are unaudited but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

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

     The Company also enters into various futures contracts which are not intended to be a hedge of future natural gas or crude oil production. Investments in such contracts are periodically adjusted to market prices and gains and losses are included in gains (losses) on futures and securities investments in the consolidated statements of operations.

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

     In March 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. SFAS No. 121 requires a review for impairment wherever circumstances indicate that the carrying amount of an asset may not be recoverable. The Company would estimate future cash flows (undiscounted and without interest charges) expected to result from use of an asset. Impairment is only recognized if the carrying amount of an asset is less than the expected future cash flows and the amount of impairment is based on the fair value of the asset. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995.
The Company has not yet determined whether it will adopt the provisions of SFAS No. 121 in 1995 or what amount of impairment, if any, may result from adoption of this standard.

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

Gas Revenues
------------

     The Company recognizes its ownership interest in natural gas production as revenue. Actual production quantities sold by the Company may be different than its ownership share of production in a given period. If the Company's sales exceed its ownership share of production, the differences are recorded as deferred revenue. Gas balancing receivables are recorded when the Company's ownership share of production exceeds sales. The Company also accrues production expenses related to its ownership share of production. At June 30, 1995, the Company had produced and sold a net 20.4 billion cubic feet ("Bcf") of natural gas less than its ownership share of production and had recorded gas balancing receivables, net of deferred revenues, of approximately $37.9 million. Substantially all of the Company's gas balancing receivables and deferred revenue are classified as long-term.

     The Company periodically enters into natural gas futures contracts as a hedge against natural gas price fluctuations. Gains or losses on such futures contracts are deferred and recognized as natural gas revenue when the hedged production occurs. The Company recognized net gains of $6.4 million in the second quarter of 1995 and $11.3 million in the six months ended June 30, 1995, related to hedging activities. The Company recognized no hedge gains or losses in the first half of 1994. At June 30, 1995, the Company had deferred gains of $1.5 million resulting from hedging a portion of the Company's anticipated natural gas production for the remainder of 1995, primarily for the third quarter. These deferred gains and any increases or decreases after June 30, 1995, in the value of open hedge contracts related to such production periods will be recognized as natural gas revenues when the hedged production occurs. The Company had no open hedge positions at June 30, 1995.

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

(2)  RESOURCES AND LIQUIDITY
     =======================

Long-Term Debt and Cash Flows
-----------------------------

     The Company is highly leveraged with over $1.2 billion of long-term debt and current maturities. Hugoton Capital Limited Partnership ("HCLP") is the obligor on approximately 41% of the Company's consolidated long-term debt. HCLP, an indirect, wholly owned subsidiary of the Company, was formed in 1991 to issue long-term debt which is secured by the Company's Hugoton field properties, which represent approximately 65% of the Company's total proved oil and gas reserves. The assets and cash flows of HCLP that are subject to the mortgage securing HCLP's debt are dedicated to service such debt and are not available to pay creditors of the Company or its subsidiaries other than HCLP. On December 31, 1995, the Company is required to begin making cash interest payments on its secured and unsecured discount notes. Such notes have an aggregate principal amount of $657 million and bear interest at a 12-3/4% annual rate, payable semiannually. Such cash interest payments are expected to total $41.9 million on December 31, 1995, and $81.3 million in 1996. The Company also has significant debt principal payments due in 1996 through 1998. See Note 4 for a description of the Company's long-term debt.

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

     The Company's current financial forecasts indicate that it will be unable to fund its principal and interest obligations in 1996 with cash flows from operating activities and available cash and securities balances. The Company has been advised by its independent public accountants that, if this matter has not been resolved prior to the completion of their audit of the Company's financial statements for the year ended December 31, 1995, their auditors' report on those financial statements may contain a going-concern modification.

Exploration of Strategic Alternatives
-------------------------------------

     In an effort to address its cash flow situation and to position the Company for expansion through exploration and development, in December 1994 the Company announced its intent to sell all or a portion of its interests in the Hugoton field. In the first quarter of 1995 the Company began an auction process to sell such properties. The Company concluded the auction process in the second quarter after no acceptable bids were received for the Hugoton properties.

     On July 6, 1995, the Board of Directors approved a proposal to expand its review of strategic alternatives to include consideration of the sale of the Company and a stock-for-stock merger. The Board also determined to continue to explore the sale of all or a portion of the Company's Hugoton field properties and to explore other restructuring alternatives, including possible joint ventures involving the Hugoton properties, asset sales, equity infusions, and refinancing transactions. The Board engaged independent financial advisors to manage these efforts and to seek indications of interest from potential buyers of the Company or its properties and of potential merger partners for the Company. Data rooms for the sale of the Hugoton reserves in one, or as many as eight, packages and for companies interested in purchasing or merging with the Company will open in September.

     There can be no assurance that a sale or merger of the Company or a sale of its properties will be completed, or if completed, what the terms thereof will be.

     In July 1995, in conjunction with the determination of the Company's Board of Directors (the "Board") to include the possible sale or merger of the Company among its strategic alternatives, the Board approved a proposal that the Company adopt a limited-term stockholder rights plan (the "Rights Plan"). The provisions of the Rights Plan would be triggered if a person or group acquired beneficial ownership of 10% or more of the Company's common stock after July 6, 1995, except pursuant to a "permitted offer" -- a tender or exchange offer that meets certain criteria, whether or not approved by the Board. However, if any person or group beneficially owned more than 10% of the common stock on July 6, 1995, the Rights Plan would not be triggered unless that person or group were to obtain beneficial ownership of more than 100,000 additional shares. If triggered, the Rights Plan would allow all stockholders, other than the person or group exceeding the ownership threshold, to purchase common stock at a 50% discount.

     See Note 5 for information regarding the status of certain pending litigation.

(3)  MARKETABLE SECURITIES
     =====================

     The value of marketable securities and futures contracts are as follows (in thousands):

                                                      June 30,  December 31,
                                                        1995        1994
                                                     ---------  ------------
     Equity Securities:
          Cost......................................  $  --       $ 9,489
          Unrealized loss...........................     --        (1,381)
     Futures Contracts:
          Margin cash...............................    6,466       1,337
          Unrealized gain in hedge contracts........     --         6,823
          Unrealized gain (loss) in investment
            contracts...............................   (1,048)      2,844
                                                      -------     -------
          Total market value........................  $ 5,418     $19,112
                                                      =======     =======

     For the six months ended June 30, 1995, the Company recognized a net gain of $1.7 million from its investments in marketable securities and futures contracts compared with a net loss for the same period in 1994 of $5.3 million. The net gains do not include gains or losses from natural gas futures contracts accounted for as a hedge of natural gas production. Hedge gains or losses are included in natural gas revenue in the period in which the hedged production occurs (see Note 1).

     The net gains and losses on futures and securities investments recognized during a period include both realized and unrealized gains and losses. During the six-month period ended June 30, 1995, the Company realized net gains of $3.6 million from securities transactions and futures contracts. The Company realized net losses from securities transactions and futures contracts of $5.2 million during the six-month period ended June 30, 1994.

(4)  LONG-TERM DEBT
     ==============

     Long-term debt and current maturities are as follows (in thousands):

                                                      June 30,  December 31,
                                                        1995        1994
                                                    ----------  ------------

     HCLP Secured Notes...........................  $  520,180   $  520,180
     Credit Agreement.............................      71,131       71,131
     12-3/4% secured discount notes...............     618,731      581,942
     12-3/4% unsecured discount notes.............      39,725       37,345
     13-1/2% subordinated notes...................       7,390        7,390
     Other........................................       5,305        5,305
                                                    ----------   ----------
                                                     1,262,462    1,223,293
     Current maturities...........................    (106,373)     (30,537)
                                                    ----------   ----------
     Long-term debt...............................  $1,156,089   $1,192,756
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

     The HCLP Secured Notes were issued in 15 series and have final stated maturities extending through 2012 but can be retired earlier. The HCLP Secured Notes outstanding at June 30, 1995, bear interest at fixed rates ranging from 8.8% to 11.3% per annum (weighted average 10.27%). Principal payments, if required, and interest payments are made semiannually. Provisions in the HCLP Secured Note agreements require interest rate premiums to be paid to the noteholders in the event that the HCLP Secured Notes are repaid more rapidly or slowly than under the initial scheduled amortization. Beginning in August 1994, HCLP elected to make principal payments on the HCLP Secured Notes based on actual production, rather than according to the initial scheduled amortization. As a result, interest rate premiums at a rate of 1.5% per annum will be applied to those principal amounts not paid according to the initial scheduled amortization. Such premiums have increased the effective weighted average interest rate payable on the remaining HCLP Secured Notes outstanding to 10.37% per annum at June 30, 1995. According to current expectations, principal payments based on actual production and prices could reduce principal payments from the initial scheduled amortization by approximately $50 million from August 1994 through 1996.

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

     The restricted cash balance and cash held by the Collateral Agent for payment of interest and principal on the HCLP Secured Notes are invested by the Collateral Agent under the terms of a guaranteed investment contract (the "GIC") with Morgan Guaranty Trust Co. of New York ("Morgan"). Morgan was paid $13.9 million at the date of issuance of the HCLP Secured Notes to guarantee that funds invested under the GIC would earn an interest rate equivalent to the weighted average coupon rate on the outstanding principal balance of the HCLP Secured Notes (10.27% at June 30, 1995). A portion of this amount may be refunded if the HCLP Secured Notes are repaid earlier than if HCLP had produced according to its scheduled production, depending primarily on prevailing interest rates at that time.

     HCLP's cash balances were as follows (in thousands):

                                                     June 30,  December 31,
                                                       1995        1994
                                                    ---------  ------------

     Subject to the mortgage.......................  $51,235     $48,087
     Not subject to the mortgage...................   12,650       1,551
                                                     -------     -------
     Cash included in current assets...............  $63,885     $49,638
                                                     =======     =======
     Restricted cash included in noncurrent assets.  $57,723     $61,299
                                                     =======     =======
     Refundable GIC fee included in
       noncurrent assets...........................  $ 9,670     $10,295
                                                     =======     =======

     Mesa Operating Co. ("MOC"), a Company subsidiary which owns substantially all of the limited partnership interests of HCLP, is party to a services agreement with HCLP. MOC provides services necessary to operate the Hugoton field properties and market production therefrom, process remittances of production revenues and perform certain other administrative functions in exchange for a services fee. The fee totaled approximately $7.6 million for the first six months of 1995 and $6.9 million for the same period in 1994.

     See Note 2 for discussion of a possible sale or merger of the Company or sale of the Hugoton properties and "Effect of Potential Sales or Merger" below.

Credit Agreement
----------------

     In the fourth quarter of 1994 the Company negotiated an amendment to its bank credit agreement, as amended, (the "Credit Agreement") which extended its final maturity date from June 1995 until June 1997 and increased the amount that may be borrowed from the then outstanding $47.5 million to $82.5 million, including letters of credit. The Credit Agreement requires principal payments of $10 million in December 1995, $22.5 million in 1996, and the remainder in June 1997 (including cash collateralization of letters of credit outstanding at that time). As of June 30, 1995, the Company had outstanding borrowings of approximately $71.1 million and letter of credit obligations of $11.4 million under the Credit Agreement.

     The rate of interest payable on borrowings under the Credit Agreement is the Eurodollar rate plus 2-1/2% or the prime rate plus 1/2%. Obligations under the Credit Agreement are secured by a first lien on the Company's West Panhandle field properties, the Company's equity interest in MOC and a 76% limited partner interest in HCLP.

     The Credit Agreement requires the Company to maintain tangible adjusted equity, as defined, of $50 million and available cash, as defined, of $32.5 million. At June 30, 1995, the Company's tangible adjusted equity, as defined, was approximately $102.7 million and available cash, as defined, was $138.2 million. The Company's current financial forecasts indicate that tangible adjusted equity, as defined, may fall below $50 million in early 1996 unless the Company is able to sell additional equity or recognize gains from asset sales or other sources. If tangible adjusted equity, as defined, is less than $50 million, the banks will have the right to accelerate all outstanding principal and require cash collateralization of letters of credit. A default under the Credit Agreement would cause an event of default under the Company's discount notes (see "Discount Notes" below) unless the default is cured or waived or the debt under the Credit Agreement is repaid or otherwise discharged.

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

     The Discount Notes did not accrue interest through June 30, 1995; however, the accreted value, as defined, of both series increased at a rate of 12-3/4% per year, compounded semiannually, until June 30, 1995.
Beginning July 1, 1995, each series accrues interest at an annual rate of 12-3/4%, payable in cash semiannually in arrears, with the first payment due December 31, 1995.

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

     In the fourth quarter of 1994 the Company used proceeds from increased borrowings under its Credit Agreement to redeem $37.6 million accreted value ($40.0 million face amount at maturity) of 12-3/4% unsecured discount notes which were due in 1996.

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

Interest and Maturities
-----------------------

     The aggregate interest payments made during the six months ended June 30, 1995 and 1994, were $31.7 million and $31.6 million, respectively. In addition, payment of approximately $39.2 million and $36.0 million of interest expense incurred during the six-month periods ended June 30, 1995 and 1994, respectively, has been deferred until maturity under the terms of the Discount Notes. Such interest is included in interest expense in the consolidated statements of operations for the six-month periods ended June 30, 1995 and 1994.

     The scheduled principal repayments on long-term debt for the remainder of 1995 and for the four succeeding years are as follows (in millions):

                                          1995   1996   1997   1998   1999
                                         ------ ------ ------ ------ ------

     HCLP Secured Notes................. $ 15.5 $ 34.0 $ 37.2 $ 38.4 $ 51.9
     Credit Agreement(a)(b).............   10.0   22.5   38.6    --     --
     12-3/4% secured discount notes.....    --     --     --   617.4    --
     12-3/4% unsecured discount notes...    --    39.7    --     --     --
     13-1/2% subordinated notes.........    --     --     --     --     7.4
     Other..............................    5.3    --     --     --     --
                                         ------ ------ ------ ------ ------
          Total......................... $ 30.8 $ 96.2 $ 75.8 $655.8 $ 59.3
                                         ====== ====== ====== ====== ======
----------
     (a) Excludes approximately $11.4 million in letter of credit obliga-tions currently outstanding and required to be cash collateralized in June 1997.

     (b) Maturities may be accelerated if tangible adjusted equity, as defined, falls below $50 million. See "Credit Agreement" above.

Fair Value of Long-term Debt
----------------------------

     The following is a summary of estimated fair value of the Company's long-term debt (in thousands):

                                         June 30, 1995    December 31, 1994
                                      ------------------  ------------------
                                      Carrying    Fair    Carrying    Fair
                                       Amount    Value     Amount    Value
                                      --------  --------  --------  --------

     HCLP Secured Notes.............. $520,180  $572,198  $520,180  $535,135
     Credit Agreement................   71,131    71,131    71,131    71,131
     12-3/4% secured discount notes..  618,731   554,833   581,942   528,688
     12-3/4% unsecured discount notes   39,725    35,697    37,345    37,591
     13-1/2% subordinated notes......    7,390     7,390     7,390     7,390

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

Effect of Potential Sales or Mergers
------------------------------------

     Proceeds from the sale of the Hugoton field reserves (see Note 2) would be used to retire debt. In the event of a sale or merger of the Company, provision would need to be made for the repayment, refinancing, or assumption of the Company's debt. Any sale of assets might also be accompanied by a refinancing of the Company's remaining debt. With respect to sales of the Hugoton assets, any sales proceeds must first be applied against the outstanding balances related to the HCLP Secured Notes, which are secured by the Hugoton properties. Such balances include note principal, accrued interest and any premiums due, including premiums for early retirement of the HCLP Secured Notes. As of June 30, 1995, such premiums for early retirement of the HCLP Secured Notes would have totaled approximately $73.2 million. The actual premiums due in the event of a redemption of the HCLP Secured Notes will depend upon the prevailing interest rates at the date of redemption and the amount of debt redeemed. The restricted cash held at HCLP would be available to repay obligations under the HCLP Secured Notes. Sales proceeds with respect to the Hugoton assets remaining after satisfying the HCLP Secured Note obligations would first be applied to the amounts outstanding under the amended Credit Agreement, including cash collateralization of outstanding letters of credit, and then to the Discount Notes.

(5)  CONTINGENCIES
     =============

Masterson
---------

     In February 1992 the current lessors of an oil and gas lease (the "Gas Lease") dated April 30, 1955, between R. B. Masterson, et al., as lessor, and Colorado Interstate Gas Company ("CIG"), as lessee, sued CIG in Federal District Court in Amarillo, Texas, claiming that CIG had underpaid royalties due under the Gas Lease. The Company owns an interest in the Gas Lease. In August 1992 CIG filed a third-party complaint against the Company for any such royalty underpayments which may be allocable to the Company's interest in the Gas Lease. The plaintiffs alleged that the underpayment was the result of CIG's use of an improper gas sales price upon which to calculate royalties and that the proper price should have been determined pursuant to a "favored-nations" clause in a July 1, 1967, amendment to the Gas Lease (the "Gas Lease Amendment"). The plaintiffs also sought a declaration by the court as to the proper price to be used for calculating future royalties.

     The plaintiffs alleged royalty underpayments of approximately $500 million (including interest at 10%) covering the period from July 1, 1967, to the present. In March 1995 the court made certain pretrial rulings that eliminated approximately $400 million of the plaintiffs' claims (which related to periods prior to October 1, 1989), but which also reduced a number of the Company's defenses. The Company and CIG filed stipulations with the court whereby the Company would have been liable for between 50% and 60%, depending on the time period covered, of an adverse judgment against CIG for post-February 1988 underpayments of royalties. On March 22, 1995, a jury trial began and on May 4, 1995, the jury returned its verdict. Among its findings, the jury determined that CIG had underpaid royalties for the period after September 30, 1989, in the amount of approximately $140,000. Although the plaintiffs argued that the "favored-nations" clause entitled them to be paid for all of their gas at the highest price voluntarily paid by CIG to any other lessor, the jury determined that the plaintiffs were estopped from claiming that the "favored-nations" clause provides for other than a pricing-scheme to pricing-scheme comparison. In light of this determination, and the plaintiffs' stipulation that a pricing-scheme to pricing-scheme comparison would not result in any "trigger prices" or damages, defendants asked the court for a judgment that plaintiffs take nothing. The court, on June 7, 1995, entered final judgment that plaintiffs recover no monetary damages. The Company cannot predict whether the plaintiffs will appeal. However, based on the jury verdict and final judgment, the Company does not expect the ultimate resolution of this lawsuit to have a material adverse effect on its financial position or results of operation.

     Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as well as Notes 2 and 9 to the Company's financial statements included in such Form 10-K, for additional information regarding this lawsuit.

Preference Unitholders
----------------------

     The Company is a defendant in lawsuits related to the Corporate Conversion filed in the U.S. District Court for the Northern District of Texas--Dallas Division. The plaintiffs alleged, among other things, that
(i) the proxy materials delivered to unitholders in connection with the Corporate Conversion contained material misstatements and omissions, (ii) the General Partner of the Partnership breached fiduciary duties to the preference unitholders in structuring the transaction and allocating the common stock of the Company and (iii) the Corporate Conversion was implemented in breach of the partnership agreement of the Partnership because defendants allegedly did not obtain the requisite opinion of independent counsel regarding certain tax effects of the transaction. The Company and the other defendants have denied the allegations and believe they are without merit. The plaintiffs sought a declaration declaring the Corporate Conversion void and rescinding it, an order requiring payment of $164 million to the former preference unitholders in respect of the preferential distribution rights of their units, unspecified compensatory and punitive damages and other relief.

     On August 12, 1994, the Court entered an order denying plaintiff's motion for a summary judgment and granted the Company's motion for a summary judgment. A final judgment was entered dismissing the case. A notice of appeal was filed August 19, 1994, by the plaintiffs. The Fifth Circuit Court of Appeals entered an opinion on June 19, 1995, affirming the judgment of the District Court.

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

(6)  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     ============================================

     The Company conducts its operations through various direct and indirect subsidiaries. On June 30, 1995, the Company's direct subsidiaries were MOC, Mesa Holding Co. ("MHC") and Hugoton Management Co. ("HMC"). MOC owns all of the Company's interest in the West Panhandle field of Texas, the Gulf Coast and the Rocky Mountain areas, as well as an approximate 99% limited partnership interest in HCLP. MHC owns cash, an approximate 1% limited partnership interest in HCLP, and 100% of MESA Environmental Ventures Co. ("Mesa Environmental"), a Company established to compete in the natural gas vehicle market. HMC owns the general partner interest of HCLP. HCLP owns substantially all of the Company's Hugoton field natural gas properties and is liable for the HCLP Secured Notes (see Note 4). The assets and cash flows of HCLP that are subject to the mortgage securing the HCLP Secured Notes are dedicated to service the HCLP Secured Notes and are not available to pay creditors of the Company or its subsidiaries other than HCLP. MOC and the Company are liable for the amounts outstanding under the amended Credit Agreement, the 13-1/2% subordinated notes and the Discount Notes. Mesa Capital Corp. ("Mesa Capital"), a wholly owned financing subsidiary of MOC, is also an obligor under the 13-1/2% subordinated notes and the Discount Notes. Mesa Capital, which has insignificant assets and results of operations, is included with MOC in the condensed consolidating financial statements. Other Company Subsidiaries in the condensed consolidating financial statements include MHC, HMC, and Mesa Environmental.

    The following are condensed consolidating financial statements of MESA Inc., HCLP, MOC, and the Company's other direct and indirect subsidiaries combined (in millions):

Condensed Consolidating Balance Sheets
--------------------------------------
                                                  Other    Consol.   The
                        MESA                     Company    and    Company
June 30, 1995           Inc.     HCLP      MOC    Subs.    Elimin. Consol'd
-------------          ------   ------   ------  -------- -------- --------
Assets:
  Cash and cash
   investments.......  $   -    $   64   $   48   $   71   $   -    $  183
  Other current
   assets............      -        13       30        6       -        49
                       ------   ------   ------   ------   ------   ------
    Total current
     assets..........      -        77       78       77       -       232
                       ------   ------   ------   ------   ------   ------
  Property, plant
   and equipment,
   net...............      -       611      489        3       -     1,103
  Investment in
   subsidiaries......     112       -       120        9     (241)      -
  Intercompany
   receivables.......      -        -         9       -        (9)      -
  Other noncurrent
   assets............      -        83       56        6       -       145
                       ------   ------   ------   ------   ------   ------
                       $  112   $  771   $  752   $   95   $ (250)  $1,480
                       ======   ======   ======   ======   ======   ======
Liabilities and
 Equity:
  Current
   liabilities.......  $   -    $   59   $   89   $    1   $   -    $  149
  Long-term debt.....      -       491      665       -        -     1,156
  Intercompany
   payables..........       9       -        -        -        (9)      -
  Other noncurrent
   liabilities.......      -        -        68        4       -        72
  Partners'/Stock-
   holders' equity
   (deficit).........     103      221      (70)      90     (241)     103
                       ------   ------   ------   ------   ------   ------
                       $  112   $  771   $  752   $   95   $ (250)  $1,480
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
                       ======   ======   ======   ======   ======   ======

Condensed Consolidating Statements of Operations
------------------------------------------------
Six Months Ended:
-----------------
                                                  Other    Consol.   The
                        MESA                     Company    and    Company
June 30, 1995           Inc.     HCLP      MOC    Subs.    Elimin. Consol'd
-------------          ------   ------   ------  -------- -------- --------

Revenues.............  $   -    $   49   $   72   $   -    $   -    $  121
                       ------   ------   ------   ------   ------   ------
Costs and Expenses:
  Operating,
   exploration and
   taxes.............      -        15       20       -        -        35
  General and
   administrative....      -        -        10        2       -        12
  Depreciation,
   depletion and
   amortization......      -        18       23       -        -        41
                       ------   ------   ------   ------   ------   ------
                           -        33       53        2       -        88
                       ------   ------   ------   ------   ------   ------

Operating Income
 (Loss)..............      -        16       19       (2)      -        33
                       ------   ------   ------   ------   ------   ------
Interest expense, net
 of interest income..      -       (23)     (44)       2       -       (65)
Equity in loss of
 subsidiaries........     (22)      -        (7)      -        29       -
Other................      -        -         5        5       -        10
                       ------   ------   ------   ------   ------   ------
Net Income (Loss)...   $  (22)  $   (7)  $  (27)  $    5   $   29   $  (22)
                       ======   ======   ======   ======   ======   ======

                                                  Other    Consol.   The
                        MESA                     Company    and    Company
June 30, 1994           Inc.     HCLP      MOC    Subs.    Elimin. Consol'd
-------------          ------   ------   ------  -------- -------- --------

Revenues.............  $   -    $   60   $   54   $   -    $   -    $  114
                       ------   ------   ------   ------   ------   ------
Costs and Expenses:
  Operating,
   exploration and
   taxes.............      -        16       23       -        -        39
  General and
   administrative....      -        -        12        1       -        13
  Depreciation,
   depletion and
   amortization......      -        18       29       -        -        47
                       ------   ------   ------   ------   ------   ------
                           -        34       64        1       -        99
                       ------   ------   ------   ------   ------   ------

Operating Income
 (Loss)..............      -        26      (10)      (1)      -        15
                       ------   ------   ------   ------   ------   ------
Interest expense, net
 of interest income..      -       (24)     (44)       1       -       (67)
Losses on
 dispositions of oil
 and gas properties..      -        -        -       (91)(d)   91       -
Equity in income
 (loss) of
 subsidiaries........     (45)      -         2       -        43       -
Other................       2       -        12       15      (20)       9
                       ------   ------   ------   ------   ------   ------
Net Income (Loss)....  $  (43)  $    2   $  (40)  $  (76)  $  114   $  (43)
                       ======   ======   ======   ======   ======   ======

Condensed Consolidating Statements of Cash Flows
------------------------------------------------
Six Months Ended:
-----------------
                                                  Other    Consol.   The
                        MESA                     Company    and    Company
June 30, 1995           Inc.     HCLP      MOC    Subs.    Elimin. Consol'd
-------------          ------   ------   ------  -------- -------- --------
Cash Flows from
 Operating Activities  $   -    $   13   $   33   $    7   $   -    $   53
                       ------   ------   ------   ------   ------   ------
Cash Flows from
 Investing Activities:
  Capital
   expenditures......      -        (3)     (14)      (2)      -       (19)
  Other..............      -        -         5       (4)      -         1
                       ------   ------   ------   ------   ------   ------
                           -        (3)      (9)      (6)      -       (18)
                       ------   ------   ------   ------   ------   ------
Cash Flows from
 Financing Activities:
  Other..............      -         4       -        -        -         4
                       ------   ------   ------   ------   ------   ------
                           -         4       -        -        -         4
                       ------   ------   ------   ------   ------   ------
Net Increase (Decrease)
 in Cash and Cash
 Investments.........  $   -    $    14  $   24   $    1   $   -    $   39
                       ======   ======   ======   ======   ======   ======

                                                  Other    Consol.   The
                        MESA                     Company    and    Company
June 30, 1994           Inc.     HCLP      MOC    Subs.    Elimin. Consol'd
-------------          ------   ------   ------  -------- -------- --------
Cash Flows from
 Operating Activities  $    2   $   23   $  (41)  $   19   $   (2)  $    1
                       ------   ------   ------   ------   ------   ------
Cash Flows from
 Investing Activities:
  Capital
   expenditures......      -        (1)      (6)      -        -        (7)
  Contributions to
   subsidiaries......     (95)      -        (5)      (1)     101       -
  Other..............      -        -        26       (2)     (29)      (5)
                       ------   ------   ------   ------   ------   ------
                          (95)      (1)      15       (3)      72      (12)
                       ------   ------   ------   ------   ------   ------
Cash Flows from
 Financing Activities:
  Issuance of common
   stock.............      93       -        -        -        -        93
  Repayments of
   long-term debt....      -       (21)    (114)      -        -      (135)
  Long-term
   borrowings........      -        -        43       -        -        43
  Contributions from
   equity holders....      -         6       93        2     (101)      -
  Other..............      -         2       (2)     (29)      31        2
                       ------   ------   ------   ------   ------   ------
                           93      (13)      20      (27)     (70)       3
                       ------   ------   ------   ------   ------   ------
Net Increase (Decrease)
 in Cash and Cash
 Investments.........  $   -    $    9   $   (6)  $  (11)  $   -    $   (8)
                       ======   ======   ======   ======   ======   ======

Notes to Condensed Consolidating Financial Statements
-----------------------------------------------------

     (a) These condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto of which this note is an integral part.

     (b) As of June 30, 1995, the Company owns 100% interest in each of MOC, MHC, and HMC. These condensed consolidating financial statements present the Company's investment in its subsidiaries and MOC's and MHC's investments in HCLP using the equity method. Under this method, investments are recorded at cost and adjusted for the parent Company's ownership share of the subsidiary's cumulative results of operations. In addition, investments increase in the amount of contributions to subsidiaries and decrease in the amount of distributions from subsidiaries.

     (c) The consolidation and elimination entries (i) eliminate the equity method investment in subsidiaries and equity in income (loss) of subsidiaries, (ii) eliminate the intercompany payables and receivables, and (iii) eliminate other transactions between subsidiaries including contributions and distributions.

     (d) The condensed consolidating statement of operations of Other Company Subsidiaries for the six months ended June 30, 1994, reflects a $91 million loss from MHC's disposition of an 18% equity interest in HCLP. The HCLP interest was used to repay a portion of MHC's intercompany payable to MOC and was valued, in accordance with the provisions of the Discount Note indentures, at $5 million for each one percent of interest assigned. A loss was recognized for the difference between the carrying value of the HCLP interest assigned to MOC and the $90 million value attributed to such interests which reduced the intercompany payable. The loss recognized by MHC is eliminated in consolidation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

RESULTS OF OPERATIONS
=====================

     MESA Inc. ("Mesa") incurred a net loss of $14.0 million in the second quarter of 1995 compared with a net loss of $25.3 million in the second quarter of 1994. Mesa incurred a net loss of $21.8 million for the six months ended June 30, 1995, compared with a net loss of $43.1 million for the same period in 1994.

     The following table presents a summary of the results of operations of Mesa for the periods indicated (in thousands):

                                     Three Months Ended   Six Months Ended
                                           June 30             June 30
                                     ------------------  ------------------
                                       1995      1994      1995      1994
                                     --------  --------  --------  --------

     Revenues....................... $ 59,174  $ 53,361  $121,421  $114,445
     Operating and
      administrative costs..........   21,804    26,584    47,071    52,180
     Depreciation, depletion
      and amortization..............   20,290    21,910    41,296    47,222
                                     --------  --------  --------  --------
     Operating income...............   17,080     4,867    33,054    15,043
     Interest expense, net
      of interest income............  (32,258)  (33,530)  (65,012)  (67,274)
     Other..........................    1,225     3,325    10,111     9,127
                                     --------  --------  --------  --------
     Net loss....................... $(13,953) $(25,338) $(21,847) $(43,104)
                                     ========  ========  ========  ========

     Revenues
     --------

     The table below presents, for the periods indicated, the revenues, production and average prices received from sales of natural gas, natural gas liquids and oil and condensate.

                                     Three Months Ended   Six Months Ended
                                           June 30             June 30
                                     ------------------  ------------------
                                       1995      1994      1995      1994
                                     --------  --------  --------  --------
     Revenues (in thousands):
          Natural gas............... $ 32,875  $ 31,995  $ 68,731  $ 72,701
          Natural gas liquids.......   18,573    16,537    36,779    32,809
          Oil and condensate........    5,174     2,088    10,567     3,699
                                     --------  --------  --------  --------
               Total................   56,622    50,620   116,077   109,209

     Natural Gas Production
      (million cubic feet):
          Hugoton...................   12,978    12,314    25,677    25,136
          West Panhandle............    4,516     5,444     9,443    10,661
          Other.....................    1,487     1,794     3,736     3,614
                                     --------  --------  --------  --------
               Total................   18,981    19,552    38,856    39,411
                                     ========  ========  ========  ========

     Natural Gas Liquids Production
      (thousand barrels):
          Hugoton...................      934       873     1,864     1,752
          West Panhandle............      653       762     1,349     1,587
          Other.....................       14        10        29        26
                                     --------  --------  --------  --------
               Total................    1,601     1,645     3,242     3,365
                                     ========  ========  ========  ========

     Oil and Condensate Production
      (thousand barrels):
          Hugoton...................     --        --        --        --
          West Panhandle............       19        36        36        69
          Other.....................      285        99       590       202
                                     --------  --------  --------  --------
              Total.................      304       135       626       271
                                     ========  ========  ========  ========
     Average Prices:
          Natural gas (per thousand
           cubic feet).............. $   1.71  $   1.64  $   1.71  $   1.86
          Natural gas liquids
           (per barrel)............. $  11.60  $  10.05  $  11.39  $   9.79
          Oil and condensate
           (per barrel)............. $  16.98  $  15.18  $  16.74  $  13.78

     Mesa's total equivalent natural gas production was slightly higher in the three- and six-month periods ended June 30, 1995, than for the same periods of 1994. Hugoton field production was slightly higher than the previous year. West Panhandle field production was approximately 15 percent lower reflecting decreased demand resulting from warm winter weather in the market area served. Gulf Coast production increased reflecting the success of Mesa's offshore drilling in 1994. The increase in oil and condensate production is attributable to the Gulf Coast.

     Prices for natural gas liquids and oil and condensate production increased in the three- and six-month periods ended June 30, 1995, compared with the same periods in 1994 as a result of higher market prices in 1995. See "Natural Gas Prices" below for a discussion of 1995 and 1994 prices for natural gas production.

     Natural Gas Prices
     ------------------

     Substantially all of Mesa's natural gas production is sold under short- or long-term sales contracts. Approximately 80% of Mesa's annual natural gas sales, whether or not such sales are governed by a contract, are at market prices. The following table shows Mesa's natural gas production sold under fixed-price contracts and production sold at market prices for the three- and six-month periods ended June 30, 1995 and 1994:

                                     Three Months Ended   Six Months Ended
                                           June 30             June 30
                                     ------------------  ------------------
                                       1995      1994      1995      1994
                                     --------  --------  --------  --------
     Natural Gas Production
      (million cubic feet):
          Sold under fixed-price
           contracts................    3,854     3,240     6,970     6,967
          Sold at market prices.....   15,127    16,312    31,886    32,444
                                     --------  --------  --------  --------
               Total production.....   18,981    19,552    38,856    39,411
                                     ========  ========  ========  ========

          Percent sold at
           market prices............      80%       83%       82%       82%
                                     ========  ========  ========  ========

     In addition to its fixed-price contracts, Mesa will, when circumstances warrant, hedge the price received for its market-sensitive production through natural gas futures contracts traded on the New York Mercantile Exchange. The following table shows the effects of Mesa's fixed-price contracts and hedging activities on its natural gas prices for the three- and six-month periods ended June 30, 1995 and 1994:

                                     Three Months Ended   Six Months Ended
                                           June 30             June 30
                                     ------------------  ------------------
                                       1995      1994      1995      1994
                                     --------  --------  --------  --------
     Average Natural Gas Prices
      (per thousand cubic feet):
          Fixed-price contracts..... $   1.94  $   2.05  $   2.25  $   2.24
                                     ========  ========  ========  ========

          Market prices received.... $   1.23  $   1.55  $   1.24  $   1.78
          Hedge gains...............      .42       --        .35       --
                                     --------  --------  --------  --------
               Total market prices.. $   1.65  $   1.55  $   1.59  $   1.78
                                     ========  ========  ========  ========

          Total average prices...... $   1.71  $   1.64  $   1.71  $   1.86
                                     ========  ========  ========  ========

     Market prices for natural gas have been significantly lower in 1995 than in 1994 due to a surplus of natural gas and a milder winter in 1995 than in 1994.

     Amortization of deferred gains and losses from hedging activities are included in natural gas revenues when the hedged production occurs. Mesa recognized gains from hedging activities of $6.4 million in the second quarter of 1995 and $11.3 million in the six months ended June 30, 1995. Mesa did not hedge any production in the first half of 1994. Mesa has hedged a portion of its market-sensitive production for the remainder of 1995, primarily the third quarter.

     Costs and Expenses
     ------------------

     Mesa's costs and expenses decreased from $48.5 million in the second quarter of 1994 to $42.1 million for the same period in 1995. Lease operating expense decreased due to lower production costs in the West Panhandle field. Production and other taxes were lower due to lower Kansas production tax rates implemented beginning in the last half of 1994 in the Hugoton field. Depreciation, depletion and amortization expense, which is calculated on a unit-of-production basis, decreased primarily due to increases at December 31, 1994, in estimated oil and gas reserves in the Hugoton and West Panhandle fields and reserve discoveries in the Gulf Coast.

     Mesa's costs and expenses decreased from $99.4 million to $88.4 million in the six-month period ended June 30, 1995, compared to the same period in 1994. Lease operating expense decreased due to a one-time insurance adjustment reflected in 1994 and lower production costs in the West Panhandle field. Production and other taxes were lower due to lower Kansas production tax rates implemented beginning in the last half of 1994 in the Hugoton field. Depreciation, depletion and amortization expense, which is calculated on a unit-of-production basis, decreased primarily due to increases at December 31, 1994, in estimated oil and gas reserves in the Hugoton and West Panhandle fields and reserve discoveries in the Gulf Coast.

     Other Income (Expense)
     ----------------------

     Interest expense in the three- and six-month periods ended June 30, 1995, were not materially different from the same periods in 1994 as average aggregate debt outstanding did not materially change.

     Interest income increased from $3.3 million and $5.7 million for the three- and six-month periods ended June 30, 1994, respectively, to $4.2 million and $8.1 million for the same periods in 1995, respectively, as a result of higher average cash balances and higher average interest rates earned on cash balances in 1995.

     Results of operations for the three- and six-month periods ended June 30, 1995 and 1994 include certain items which are either non-recurring or are not directly associated with Mesa's oil and gas producing operations. The following table sets forth the amounts of such items for the periods indicated (in thousands):

                                     Three Months Ended   Six Months Ended
                                           June 30             June 30
                                     ------------------  ------------------
                                       1995      1994      1995      1994
                                     --------  --------  --------  --------
     Gains (losses) from futures
      and securities investments.... $ (2,804) $ (4,402) $  1,749  $ (5,321)
     Gains from collections
      from Bicoastal Corporation....     --       9,236     4,653    16,577
     Other..........................    4,029    (1,509)    3,709    (2,129)
                                     --------  --------  --------  --------
                                     $  1,225  $  3,325  $ 10,111  $  9,127
                                     ========  ========  ========  ========

     The gains from futures and securities investments relate to Mesa's investments in marketable securities and futures contracts that are not accounted for as a hedge of future production. The gains from collection of interest from Bicoastal Corporation relate to a note receivable from such company, which was in bankruptcy. Mesa's claims in the bankruptcy exceeded its recorded receivable. As of June 30, 1995, Mesa had collected the full amount of its allowed claims plus a portion of the interest due on such claims. Mesa does not expect to receive substantial additional amounts from Bicoastal.

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

     On December 31, 1995, Mesa is required to begin making cash interest payments on its secured and unsecured discount notes. Such notes have an aggregate principal amount of $657 million and bear interest at a 12-3/4% annual rate, payable semiannually. Such cash interest payments are expected to total $41.9 million on December 31, 1995, and $81.3 million in 1996. Prior to June 30, 1993, accreted interest on this debt was added to the principal of the notes, but payment of such interest was deferred until repayment of the underlying notes. Mesa also has significant debt principal payments due in 1996 through 1998.

     Following is a discussion of Mesa's debt, resources and alternatives:

     Long-term Debt
     --------------

     The following table provides additional information as to Mesa's long-term debt at June 30, 1995 (in thousands):
                                                   Obligors
                                               -----------------
                                                 Mesa
                                               and MOC    HCLP      Total
                                               -------- -------- ----------
     Debt:
          HCLP Secured Notes(a)............... $   --   $520,180 $  520,180
          Credit Agreement(b).................   71,131     --       71,131
          12-3/4% secured discount notes(c)(e)  618,731     --      618,731
          12-3/4% unsecured discount
            notes(d)(e).......................   39,725     --       39,725
          Other...............................   12,695     --       12,695
                                               -------- -------- ----------
                                                742,282  520,180  1,262,462
     Current maturities.......................  (77,530) (28,843)  (106,373)
                                               -------- -------- ----------
     Long-term debt........................... $664,752 $491,337 $1,156,089
                                               ======== ======== ==========
----------
     (a) These notes are secured by the Hugoton field properties and are due in semiannual installments through August 2012, but may be repaid earlier depending on the rate of production from the properties.

     (b) The bank credit facility (the "Credit Agreement") is secured by a first lien on MOC's West Panhandle properties, Mesa's equity interest in MOC and a 76% limited partnership interest in HCLP and is due in various installments through June 1997. At June 30, 1995, the Credit Agreement also supported letters of credit totaling $11.4 million.

     (c) These notes are due in June 1998 and are secured by second liens on MOC's West Panhandle properties and a 76% limited partnership interest in HCLP.

     (d)  These notes are unsecured and are due in June 1996.

     (e) The secured and unsecured discount notes (together, the "Discount Notes") began accruing interest at a rate of 12-3/4% per annum on July 1, 1995. Semiannual cash interest payments are payable beginning December 31, 1995.

     The following tables summarize Mesa's 1994 actual and 1995 through 1998 forecast cash requirements, assuming no changes in capital structure, for interest, debt principal and capital expenditures (in thousands):

                                Actual                Forecast
                               -------- -----------------------------------
                                 1994     1995     1996     1997     1998
                               -------- -------- -------- -------- --------
     HCLP:
       Interest payments,
         net(a)............... $ 46,815 $ 45,600 $ 45,800 $ 42,100 $ 37,300
       Principal repayments...   21,420   15,500   34,000   37,200   38,400
       Capital expenditures(b)    6,957   11,100    5,000    1,000      --
                               -------- -------- -------- -------- --------
                               $ 75,192 $ 72,200 $ 84,800 $ 80,300 $ 75,700
                               ======== ======== ======== ======== ========
     Other Mesa subsidiaries:
       Interest payments,
         net(a)............... $  1,945 $ 45,700 $ 94,100 $ 99,300 $100,900
           Credit Agreement(c)   23,021   10,000   22,500   38,600      --
           12-3/4% unsecured
             discount notes(d)  124,330      --    39,700      --       --
           12-3/4% secured
             discount notes...      --       --       --       --   617,400
           Other..............    6,336    5,300      --       --       --
       Capital expenditures(b)   25,633   32,500   16,500   15,500    2,400
                               -------- -------- -------- -------- --------
                               $181,265 $ 93,500 $172,800 $153,400 $720,700
                               ======== ======== ======== ======== ========
----------
     (a) Cash interest payments, net of interest income. MOC is required to begin making semiannual cash interest payments on the Discount Notes on December 31, 1995.

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

     (c) Amounts due under the Credit Agreement may be accelerated if tangible adjusted equity, as defined, falls below $50 million. (See discussion below.) Also, principal repayments do not include $11.4 million in letter of credit obligations currently outstanding and required to be cash collateralized when final maturities under the Credit Agreement are repaid.

     (d) Principal repayments of $93 million were made in 1994 with net\ proceeds from a $93 million equity offering completed in the second quarter of 1994. The remaining 1994 principal repayments were made with the proceeds from additional borrowings under the Credit Agreement. Such principal was scheduled to mature in 1996.

     The Credit Agreement requires Mesa to maintain tangible adjusted equity, as defined, of $50 million and available cash, as defined, of $32.5 million. At June 30, 1995, Mesa's tangible adjusted equity, as defined, was approximately $102.7 million and available cash, as defined, was $138.2 million. Mesa's current financial forecasts indicate that tangible adjusted equity, as defined, may fall below $50 million in early 1996 unless Mesa is able to sell additional equity or recognize gains from asset sales or other sources. If tangible adjusted equity, as defined, is less than $50 million, the banks will have the right to accelerate all outstanding principal and require cash collateralization of letters of credit. A default under the Credit Agreement would cause an event of default under the Discount Notes unless the default is cured or waived or the debt under the Credit Agreement is repaid or otherwise discharged.

     The indentures governing the Discount Notes restrict, among other things, Mesa's ability to incur additional indebtedness, pay dividends, acquire stock or make investments, loans and advances. The Credit Agreement also restricts, among other things, Mesa's ability to incur additional indebtedness, create liens, pay dividends, acquire stock or make investments, loans and advances.

     Company Resources and Cash Flows
     --------------------------------

     The following table sets forth certain of Mesa's near-term resources as of or for the six months ended June 30, 1995 (in thousands):

                                                         Other
                                                      Subsidiaries
                                       MOC      HCLP    Combined    Total
                                     -------  ------- ------------ --------

     Cash and securities(a)......... $53,628  $63,885   $70,847    $188,360
     Working capital (deficit)...... (11,004)  18,151    75,755      82,902
     Restricted cash(b).............    --     57,723       --       57,723

     Cash flows from
      operating activities:
          Oil and gas sales, net
           of production and
           administrative costs..... $32,920  $36,067   $  --      $ 68,987
          Interest payments, net(c).  (3,438) (22,550)    2,359     (23,629)
          Other.....................   3,819      287     3,973       8,079
                                     -------  -------   -------    --------
                                     $33,301  $13,804   $ 6,332    $ 53,437
                                     =======  =======   =======    ========
----------
     (a)  Included in working capital.

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

     Mesa's current financial forecasts indicate that it will be unable to fund its principal and interest obligations in 1996 with cash flows from operating activities and available cash and securities balances. Mesa has been advised by its independent public accountants that, if this matter has not been resolved prior to the completion of their audit of Mesa's financial statements for the year ended December 31, 1995, their auditors' report on those financial statements may contain a going-concern modification.

Exploration of Strategic Alternatives
-------------------------------------

     In an effort to address its cash flow situation and to position Mesa for expansion through exploration and development, in December 1994 Mesa announced its intent to sell all or a portion of its interests in the Hugoton field. In the first quarter of 1995 Mesa began an auction process to sell such properties. Mesa concluded the auction process in the second quarter after no acceptable bids were received for the Hugoton properties.

     On July 6, 1995, the Board of Directors approved a proposal to expand its review of strategic alternatives to include consideration of the sale of Mesa and a stock-for-stock merger. The Board also determined to continue to explore the sale of all or a portion of Mesa's Hugoton field properties and to explore other restructuring alternatives, including possible joint ventures involving the Hugoton properties, asset sales, equity infusions, and refinancing transactions. The Board engaged independent financial advisors to manage these efforts and to seek indications of interest from potential buyers of Mesa or its properties and of potential merger partners for Mesa, both domestic and foreign. Data rooms for the sale of the Hugoton reserves in one, or as many as eight, packages and for companies interested in purchasing or merging with Mesa will open in September.

     There can be no assurance that a sale or merger of Mesa or a sale of its properties will be completed, or if completed, what the terms thereof will be.

     Proceeds from the sale of the Hugoton field reserves would be used to retire debt. In the event of a sale or merger of Mesa, provision would need to be made for the repayment, refinancing, or assumption of Mesa's debt.
Any sale of assets might also be accompanied by a refinancing of Mesa's remaining debt. With respect to sales of the Hugoton assets, any sales proceeds must first be applied against the outstanding balances related to the HCLP Secured Notes, which are secured by the Hugoton properties. Such balances include note principal, accrued interest and any premiums due, including premiums for early retirement of the HCLP Secured Notes. As of June 30, 1995, such premiums for early retirement of the HCLP Secured Notes would have totaled approximately $73.2 million. The actual premiums due in the event of a redemption of the HCLP Secured Notes will depend upon the prevailing interest rates at the date of redemption. The restricted cash held at HCLP would be available to repay obligations under the HCLP Secured Notes. Sales proceeds with respect to the Hugoton assets remaining after satisfying the HCLP Secured Note obligations would first be applied to the amounts outstanding under the amended Credit Agreement, including cash collateralization of outstanding letters of credit, and then to the Discount Notes.

Other
-----

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

     Mesa recognizes its ownership interest in natural gas production as revenue. Actual production quantities sold may be different from Mesa's ownership share of production in a given period. Mesa records these differences as gas balancing receivables or as deferred revenue. Net gas balancing underproduction represented approximately 1.6% of total equivalent production in the six months ended June 30, 1995, compared with 5.6% during the same period in 1994. The gas balancing receivable or deferred revenue component of natural gas and natural gas liquids revenues in future periods is dependent on future rates of production, field allowables and the amount of production taken by Mesa or by its joint interest partners.

     Mesa invests from time to time in marketable equity and other securities, as well as in commodity futures contracts primarily related to crude oil and natural gas. Mesa also enters into natural gas futures contracts as a hedge against natural gas price fluctuations.

     Management does not anticipate that inflation will have a significant effect on Mesa's operations.

PART II - OTHER INFORMATION
===========================
Item 1.  Legal Proceedings
--------------------------

Shareholder Litigation
----------------------

     On July 3, 1995, MESA Inc. (the "Company") filed a complaint in the United States District Court for the Northern District of Texas against Dennis R. Washington, Marvin Davis and certain of his affiliates, David H. Batchelder, and Dorn Parkinson (collectively, the "13D Group") and certain other persons. The complaint alleges, among other things, that the defendants violated Section 13(d) of the Securities Exchange Act because they had constituted a group owning more than 5% of the Company's common stock since at least 1994 but did not file a Schedule 13D until June 29, 1995. The complaint further alleges that the Schedule 13D ultimately filed by the 13D Group was false and misleading in certain respects and failed to disclose certain material information, including the existence and identity of other members of the group. The complaint requests the court to preliminarily and permanently enjoin defendants, their agents and affiliates, and all other persons acting in concert with them or on their behalf, directly or indirectly, from (i) voting in person or by proxy any shares of Company stock, (ii) soliciting any proxies (including any requests to call a special shareholder meeting) from owners of Company stock, (iii) purchasing or otherwise acquiring any additional Company stock, (iv) taking any steps to replace current Company directors with nominees of the defendants, (v) exercising or attempting to exercise influence and control over the affairs of the Company, (vi) selling or disposing of Company stock except by orderly means designed to ensure wide public distribution, and
(vii) encouraging other persons to do any of the foregoing or otherwise acting in concert with others in the acquisition, holding, voting, and disposition of Company stock. The complaint also requests entry of a judgment rescinding an agreement between the Company and Mr. Washington (the "Washington Agreement") and compelling the resignation of Messrs. Batchelder and Parkinson from the Company's Board of Directors (the "Board"). Among other things, the Washington Agreement provided for two of Mr. Washington's representatives to be elected to the Board. Discovery has commenced. The court has scheduled a hearing for August 25, 1995, on the Company's request for a preliminary injunction. On August 8, 1995, the 13D Group filed an answer denying the Company's claims and asserting a counterclaim against the Company and all directors of the Company other than Messrs. Batchelder and Parkinson. The counterclaim alleges, among other things, that (i) there have been undisclosed arrangements among certain of the defendant directors pursuant to which they acted together to acquire Company stock in advance of the public announcements of material events involving the Company, (ii) that during late 1994, certain of the defendant directors violated federal securities laws by purchasing Company stock while in possession of material, non-public information which they obtained pursuant to these alleged arrangements, (iii) that the Board's adoption of the a shareholder rights plan (the "Rights Plan") (see Item 2 below) was a breach of fiduciary duty and inconsistent with Texas law, and (iv) that the Rights Plan has an unreasonably low trigger, chills proxy contests, and was unreasonable to any threat that could reasonably have been perceived by the Board at the time of adoption. The counterclaim seeks, among other things, the invalidation of the Rights Plan. The defendant directors believe that the claims made against them in the counterclaim are without merit.

     On July 3, 1995, Robert Strougo filed a purported class action lawsuit in the District Court for Dallas County, Texas, against the Company and certain directors alleging, among other things, that (i) the defendants have engaged in a plan and scheme to entrench themselves in their positions of control over the Company at the expense of the plaintiff and the Company's public shareholders, (ii) the defendants breached their fiduciary duties,
(iii) the defendants' conduct has prevented and is preventing plaintiff and the purported class from receiving the maximum value for their shares, and
(iv) plaintiff and other members of the purported class will suffer irreparable harm if the alleged wrongful acts are not enjoined. The lawsuit also alleges in particular that the defendants have breached their fiduciary duties by failing to consider a sale of the entire Company; that the defendants have evidenced a predisposition and determination to reject and thwart any effort to enhance shareholder value so as to preserve and protect their emoluments and positions with the Company, and without regard to the interests of the Company's shareholders; and that the defendants have failed to inform themselves as to any and all potential acquirors of the Company so as to maximize shareholder value. The lawsuit seeks declaratory relief, preliminary and permanent injunctive relief, compensatory damages together with interest, counsel and expert fees and expenses and such further relief as the court deems proper.

     On July 8, 1995, Deborah Eigen and Adele Brody filed a purported derivative class action lawsuit in the United State District Court for the Northern District of Texas against certain of the Company's directors alleging, among other things, that the defendants breached their fiduciary duties by failing to fully inform themselves of all available alternatives, including the possible sale of the Company, resisting attempts to call special shareholder meetings to elect new directors, adopting the Rights Plan and filing the complaint against the members of the group that filed a
Schedule 13D with respect to the Company (the "13D Group"). The complaint alleges that the defendants have acted in an effort to prevent a change of control and to protect their positions of control and salaries and other emoluments. The lawsuit seeks, among other things, money damages, return to the Company of all salaries and other remuneration paid to the defendants during the time they were allegedly in breach of fiduciary duties, institution of policies designed to protect and prevent conduct such as that alleged in the complaint, counsel and expert fees and such further relief as the court deems proper.

     On July 20, 1995, Herman Krangel, Lillian Krangel and Jacquelyn A. Cady filed a purported class action lawsuit in the District Court for Dallas County, Texas, against the Company and certain directors alleging, among other things, that such directors have breached their fiduciary duties by impeding rather than seeking the maximization of shareholder value, including by adopting the Rights Plan, filing the complaint against the members of the 13D Group, and failing to actively pursue the acquisition of the Company by other companies or to conduct an adequate market check. In particular, the complaint alleges that the defendant directors have failed to inform themselves as to all reasonable alternatives available to the Company, perform an appropriate market check, solicit bids for the Company, put the Company up for auction, or otherwise take appropriate steps to maximize the value of the Company to its stockholders. The complaint alleges that the defendants' primary concern is the entrenchment and perpetuation of their positions of control and that statements by the Chairman of the Board indicate that the defendants have a clear bias in favor of their restructuring plan and have a bias against and have acted to discourage any merger, acquisition, or other changes in control transaction. The lawsuit seeks, among other things, injunctive relief, a declaration that the Rights Plan is a legal nullity, appointment of a special committee of independent outside directors of the Company, disclosure of all material facts to the purported class, the creation of a stockholders' committee to protect purported class members' interests in connection with measures to achieve maximum value for the Company's shares, recision of any transactions inconsistent with the Board's duties, money damages, counsel and expert fees and expenses and such further relief as the court deems proper.

Other
-----

     Reference is made to Part I, Item 1, Note 5 of this Form 10-Q for information regarding other legal proceedings.

Item 2.  Changes in Securities
------------------------------

     In July 1995, in conjunction with the determination of the Board to include the possible sale or merger of the Company among its strategic alternatives, the Board approved a proposal that the Company adopt a limited-term stockholder rights plan (the "Rights Plan"). The provisions of the Rights Plan would be triggered if a person or group acquired beneficial ownership of 10% or more of the Company's common stock after July 6, 1995, except pursuant to a "permitted offer" -- a tender or exchange offer that meets certain criteria, whether or not approved by the Board. However, if any person or group beneficially owned more than 10% of the common stock on July 6, 1995, the Rights Plan would not be triggered unless that person or group were to obtain beneficial ownership of more than 100,000 additional shares. If triggered, the Rights Plan would allow all stockholders, other than the person or group exceeding the ownership threshold, to purchase common stock at a 50% discount.

     A copy of the Rights Plan has been filed as an exhibit to the Company's Current Report on Form 8-K (see Item 6(b) below), and the foregoing summary description is qualified in its entirety by reference to the Rights Plan.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     The Company's annual meeting of stockholders was held on May 17, 1995. There were two matters submitted to the stockholders at the meeting. The results of the votes were as follows:

     1.  Election of Boone Pickens, Paul W. Cain, David H. Batchelder, John
         L. Cox, John S. Herrington, Wales H. Madden, Jr., Fayez S. Sarofim, Dorn Parkinson, Robert L. Stillwell and J. R. Walsh, Jr., to serve as directors of the Company.

                                                 Votes Cast      Votes
                 Name                               For         Withheld
         --------------------                    ----------     --------
         Boone Pickens.........................  53,513,209     897,927
         Paul W. Cain..........................  53,612,342     798,794
         David H. Batchelder...................  53,582,569     829,970
         John L. Cox...........................  53,614,055     797,584
         John S. Herrington....................  53,626,301     785,438
         Wales H. Madden, Jr...................  53,601,287     810,252
         Dorn Parkinson........................  53,587,906     824,633
         Fayez S. Sarofim......................  53,620,860     790,779
         Robert L. Stillwell...................  53,561,616     849,923
         J. R. Walsh, Jr.......................  53,600,237     811,302

     2. Ratification of Arthur Andersen LLP as the Company's independent public accountants for 1995.

                          Votes Cast
                     --------------------     Number of
                         For      Against    Abstentions
                     ----------   -------    -----------
                     53,931,784   208,689      271,226

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits (Asterisk indicates incorporated by reference herein)

     *3.1   -  Amended and Restated Articles of Incorporation of MESA Inc.
               dated December 31, 1991 (Exhibit 3[a] to the Company's Form
               10-K dated December 31, 1991).

     *3.2   -  Amended and Restated Bylaws of MESA Inc. (Exhibit 3[c] to
               the Company's Registration Statement on Form S-4,
               Registration No. 33-42102).

     *3.3   -  Rights Agreement dated July 6, 1995, between MESA Inc. And
               American Stock Transfer and Trust Company and First Amendment to Rights Agreement dated July 20, 1995. [Exhibit 7[c][1] to the Company's Current Report on Form 8-K dated July 6, 1995, and Exhibit 7[c]4.1 to the Company's Current Report on Form
               8-K/A dated July 20, 1995.]

     *4.1   -  Indenture dated as of May 1, 1993, among MESA Inc., Mesa
               Operating Limited Partnership, Mesa Capital Corporation and
               Harris Trust and Savings Bank, as Trustee, relating to the secured discount notes and including (a) a form of Secured
               Notes, (b) a form of Deed of Trust, Assignment of Production, Security Agreement and Financing Statement, dated as of May 1, 1993, between Mesa Operating Limited
               Partnership and Harris Trust and Savings Bank, as trustee, securing the Secured Notes, and (c) a form of Security
               Agreement, Pledge and Financing Statement dated as of May 1,
               1993, between Mesa Operating Limited Partnership and Harris
               Trust and Savings Bank, as trustee, securing the Secured
               Notes (Exhibit 4[f] to the Company's Form 10-Q/A dated June
               30, 1993).

     *4.2   -  First Supplemental Indenture dated as of January 5, 1994, among MESA Inc., Mesa Operating Co., Mesa Capital Corporation and Harris Trust and Savings Bank, as Trustee (Exhibit 4.2 to the Company's Registration Statement on Form S-1,
               Registration No. 33-51909).

     *4.3   -  First Supplement to Deed of Trust, Assignment of Production,
               Security Agreement and Financing Statement dated as of March
               2, 1994, between Mesa Operating Co. as Mortgagor and Debtor, and Harris Trust and Savings Bank, as mortgagee and Secured
               Party (Exhibit 4.8 to the Company's Form 10-Q dated March 31,
               1994).

     *4.4   -  First Supplement to Security Agreement, Pledge and Financing
               Statement dated as of March 2, 1994, by Mesa Operating Co. in favor of Harris Trust and Savings Bank, as Trustee for the pro rata benefit of the Noteholders under the Indenture
               (Exhibit 4.9 to the Company's Form 10-Q dated March 31,
               1994).

     *4.5   -  Indenture dated as of May 1, 1993, among MESA Inc., Mesa
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

     27     -  Article 5 of Regulation S-X Financial Data Schedule
               for the Second Quarter 1995 Form 10-Q.

(b)  Reports on Form 8-K

     1. Current Report on Form 8-K dated July 6, 1995, as amended on August 3, 1995, regarding the adoption of the Rights Plan.

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

Date:  August 14, 1995
       ---------------

                         INDEX TO EXHIBITS
                         -----------------

Exhibit No.   Description
-----------   -----------

    27 Article 5 of Regulation S-X Financial Data Schedule for the Second Quarter 1995 Form 10-Q.