Form 10-Q
period 1995-09-30
MESA INC
filed 1995-11-14
CIK 877930

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

             For the quarterly period ended September 30, 1995
                                            ------------------
                                     or

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

    Number of shares outstanding as of the close of business on November 13, 1995: 64,050,009.
       ----------
---------------------------------------------------------------------------



PART I - FINANCIAL INFORMATION
==============================
Item 1.  Financial Statements
-----------------------------
                                  MESA INC.
                                  =========
                    Consolidated Statements of Operations
                    -------------------------------------
                    (in thousands, except per share data)
                                 (unaudited)

                                     Three Months Ended   Nine months Ended
                                        September 30         September 30
                                     ------------------  ------------------
                                       1995      1994      1995      1994
REVENUES:                            --------  --------  --------  --------
     Natural gas.................... $ 24,817  $ 24,062  $ 93,548  $ 96,763
     Natural gas liquids............   16,828    17,753    53,607    50,562
     Oil and condensate.............    4,987     1,820    15,554     5,519
     Other..........................    2,335     2,090     7,679     7,326
                                     --------  --------  --------  --------
                                       48,967    45,725   170,388   160,170
                                     --------  --------  --------  --------
COSTS AND EXPENSES:
     Lease operating................   14,351    11,806    37,551    39,036
     Production and other taxes.....    4,690     5,206    13,917    15,745
     Exploration charges............      824     2,259     3,061     4,115
     General and administrative.....    9,210     7,479    21,617    20,034
     Depreciation, depletion
      and amortization..............   19,673    21,040    60,969    68,262
                                     --------  --------  --------  --------
                                       48,748    47,790   137,115   147,192
                                     --------  --------  --------  --------

OPERATING INCOME (LOSS).............      219    (2,065)   33,273    12,978
                                     --------  --------  --------  --------
OTHER INCOME (EXPENSE):
     Interest income................    4,108     3,837    12,208     9,538
     Interest expense...............  (37,589)  (35,393) (110,701) (108,368)
     Gains (losses) on futures and
      securities investments........     (627)    8,512     1,122     3,191
     Gain from collection of
      interest from Bicoastal
      Corporation...................    1,699      --       6,352    16,577
     Other..........................     (283)     (798)    3,426    (2,927)
                                     --------  --------  --------  --------
                                      (32,692)  (23,842)  (87,593)  (81,989)
                                     --------  --------  --------  --------
NET LOSS............................ $(32,473) $(25,907) $(54,320) $(69,011)
                                     ========  ========  ========  ========
NET LOSS PER COMMON SHARE........... $   (.51) $   (.40) $   (.85) $  (1.21)
                                     ========  ========  ========  ========
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING................   64,050    64,050    64,050    57,111
                                     ========  ========  ========  ========

        (See accompanying notes to consolidated financial statements.)

                                  MESA INC.
                                  =========
                         Consolidated Balance Sheets
                         ---------------------------
                      (in thousands, except share data)

                                                  September 30, December 31,
                         ASSETS                        1995         1994
                                                  ------------- ------------
                                                   (unaudited)
CURRENT ASSETS:
     Cash and cash investments....................  $  143,773   $  143,422
     Marketable securities and futures contracts..      17,061       19,112
     Accounts and notes receivable................      38,201       38,938
     Other........................................       5,534        3,372
                                                    ----------   ----------
          Total current assets....................     204,569      204,844
                                                    ----------   ----------
PROPERTY, PLANT AND EQUIPMENT:
     Oil and gas properties, wells and
       equipment using the successful
       efforts method of accounting...............   1,889,376    1,867,842
     Office and other.............................      41,477       43,836
     Accumulated depreciation, depletion
       and amortization...........................    (836,639)    (781,230)
                                                    ----------   ----------
                                                     1,094,214    1,130,448
                                                    ----------   ----------
OTHER ASSETS:
     Restricted cash of subsidiary partnership....      57,875       61,299
     Gas balancing receivable.....................      55,201       54,971
     Other........................................      32,186       32,397
                                                    ----------   ----------
                                                       145,262      148,667
                                                    ----------   ----------
                                                    $1,444,045   $1,483,959
                                                    ==========   ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities on long-term debt.........  $  111,566   $   30,537
     Accounts payable and accrued liabilities.....      30,264       40,468
     Interest payable.............................      26,204       18,184
                                                    ----------   ----------
          Total current liabilities...............     168,034       89,189
                                                    ----------   ----------
LONG-TERM DEBT....................................   1,135,284    1,192,756
                                                    ----------   ----------
DEFERRED REVENUE..................................      17,797       21,900
                                                    ----------   ----------
OTHER LIABILITIES.................................      52,678       55,542
                                                    ----------   ----------
CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, authorized
       10,000,000 shares; no shares issued and
       outstanding................................        --           --
     Common stock, $.01 par value, authorized
       100,000,000 shares; outstanding
       64,050,009 shares..........................         640          640
     Additional paid-in capital...................     398,965      398,965
     Accumulated deficit..........................    (329,353)    (275,033)
                                                    ----------   ----------
                                                        70,252      124,572
                                                    ----------   ----------
                                                    $1,444,045   $1,483,959
                                                    ==========   ==========
       (See accompanying notes to consolidated financial statements.)

                                  MESA INC.
                                  =========
                    Consolidated Statements of Cash Flows
                    -------------------------------------
                               (in thousands)
                                 (unaudited)
                                                         Nine months Ended
                                                           September 30
                                                        -------------------
                                                          1995       1994
                                                        --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss.......................................... $(54,320)  $(69,011)
     Adjustments to reconcile net loss to net cash
        provided by operating activities:
          Depreciation, depletion and amortization.....   60,969     68,262
          Accreted interest on discount notes..........   39,064     59,833
          Litigation settlement........................     --      (42,750)
          Gains on futures and securities investments..   (1,122)    (3,191)
          Changes in operating receivables and payables   (6,673)    (3,799)
          Changes in marketable securities and futures
            contracts, net.............................    3,473    (10,373)
          Other........................................      336      2,567
                                                        --------   --------
          Cash provided by operating activities........   41,727      1,538
                                                        --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures..............................  (30,462)   (18,509)
     Other.............................................    1,313     (7,336)
                                                        --------   --------
          Cash used in investing activities............  (29,149)   (25,845)
                                                        --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock..........................     --       93,091
     Long-term borrowings..............................     --       42,750
     Repayments of long-term debt......................  (15,507)  (137,517)
     Other.............................................    3,280      2,010
                                                        --------   --------
          Cash provided by (used in)
            financing activities.......................  (12,227)       334
                                                        --------   --------
NET INCREASE (DECREASE) IN CASH
  AND CASH INVESTMENTS.................................      351    (23,973)

CASH AND CASH INVESTMENTS AT BEGINNING OF PERIOD.......  143,422    138,709
                                                        --------   --------
CASH AND CASH INVESTMENTS AT END OF PERIOD............. $143,773   $114,736
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




                                  Common Stock    Additional
                                ---------------    Paid-in    Accumulated
                                Shares   Amount    Capital      Deficit
                                ------   ------   ----------  -----------

BALANCE, December 31, 1994..... 64,050    $640     $398,965    $(275,033)

     Net loss..................   --       --          --        (54,320)
                                ------    ----     --------    ---------
BALANCE, September 30, 1995.... 64,050    $640     $398,965    $(329,353)
                                ======    ====     ========    =========

        (See accompanying notes to consolidated financial statements.)

                                  MESA INC.
                                  =========
                 Notes to Consolidated Financial Statements
                 ------------------------------------------
                              September 30, 1995
                                 (unaudited)


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

     The consolidated financial statements of the Company for the three- and nine-month periods ended September 30, 1995 and 1994, are unaudited but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

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

     In March 1995 the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. SFAS No. 121 requires a review for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. The Company would estimate future cash flows (undiscounted and without interest charges) expected to result from use of an asset. Impairment is only recognized if the carrying amount of an asset is less than the expected future cash flows and the amount of impairment is based on the fair value of the asset. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. The Company may adopt the provisions of SFAS No. 121 in the fourth quarter of 1995 or the first quarter of 1996.
The Company has not yet determined what amount of impairment, if any, will result from adoption of this standard; however, preliminary estimates indicate that any such impairment would be primarily related to Gulf Coast oil and gas properties and would likely be between $10 and $20 million.

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

Gas Revenues
------------

     The Company recognizes its ownership interest in natural gas production as revenue. Actual production quantities sold by the Company may be different than its ownership share of production in a given period. If the Company's sales exceed its ownership share of production, the differences are recorded as deferred revenue. Gas balancing receivables are recorded when the Company's ownership share of production exceeds sales. The Company also accrues production expenses related to its ownership share of production. At September 30, 1995, the Company had produced and sold a net
21.3 billion cubic feet ("Bcf") of natural gas less than its ownership share of production and had recorded gas balancing receivables, net of deferred revenues, of approximately $37.9 million. Substantially all of the Company's gas balancing receivables and deferred revenue are classified as long-term.

     The Company periodically enters into natural gas futures contracts as a hedge against natural gas price fluctuations. Gains or losses on such futures contracts are deferred and recognized as natural gas revenue when the hedged production occurs. The Company recognized net gains of $2.3 million in the third quarter of 1995 and $13.5 million in the nine months ended September 30, 1995, related to hedging activities. The Company recognized hedge losses of $3.4 million in the third quarter of 1994 and for the nine months ended September 30, 1994. At September 30, 1995, the Company had deferred losses of $.8 million resulting from hedging a portion of the Company's anticipated natural gas production for the remainder of 1995. These deferred losses will be recognized as natural gas revenues when the hedged production occurs. The Company had no open hedge positions at September 30, 1995.

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

(2)  RESOURCES AND LIQUIDITY
     =======================

Long-term Debt and Cash Flows
-----------------------------

     The Company is highly leveraged with over $1.2 billion of long-term debt, including current maturities. The major components of the Company's debt are (1) $505 million of secured notes due in installments through 2012 at Hugoton Capital Limited Partnership ("HCLP"), an indirect, wholly owned subsidiary, (2) $71 million (plus $11.4 million in letter of credit obligations) outstanding under a bank credit facility, due in installments through 1997, with the majority of such debt due on June 30, 1997, (3) $40 million of unsecured discount notes due on June 30, 1996, and (4) $617 million of secured discount notes due on June 30, 1998. Both the secured and unsecured discount notes are subordinate to the bank credit facility. See Note 4 for a complete description of the Company's long-term debt.

     On December 31, 1995, the Company is required to begin making cash interest payments on both series of discount notes. Interest due on the discount notes will total $42 million on December 31, 1995, $42 million on June 30, 1996, and $39 million on December 31, 1996. Including the $40 million principal amount of unsecured discount notes due in June 1996, the Company is required to make $123.5 million of principal and interest payments related to its discount notes and $32.5 million of principal payments related to its bank credit facility by June 30, 1996.

     The Company's bank credit facility contains a covenant requiring the Company to maintain tangible adjusted equity, as defined, of at least $50 million. At September 30, 1995, tangible adjusted equity was $67.9 million. Assuming no changes in its capital structure and that no significant transactions are completed, the Company expects to continue to report substantial net losses and expects its tangible adjusted equity to fall below $50 million. The Company may determine in the first quarter of 1996, upon completion of year-end financial statements and reserve reports, that tangible adjusted equity was less than $50 million as of December 31, 1995.

     If and when the Company determines that tangible adjusted equity is below $50 million, an event of default would occur under the bank credit facility and the bank would have the right to accelerate the payment of all outstanding principal and require cash collateralization of letters of credit. An event of default under the bank credit facility would cause a cross default under the Company's secured and unsecured discount note indentures unless and until the bank credit facility default were cured or waived or the debt under the bank credit facility were repaid or otherwise discharged. In addition, pursuant to the subordination provisions of such indentures, the Company would be prohibited from making any payments on such notes for specified periods upon and during the continuance of any event of default under the bank credit facility.

     At September 30, 1995, the Company had approximately $144 million of cash and $17 million of securities on hand. Of this amount, $20 million of the cash was subject to the HCLP debt mortgage. The Company's current financial forecasts, assuming no changes in capital structure and that no significant transactions are completed, indicate that its cash generated by operating activities, together with its cash and securities balances, will be insufficient to make all of its debt principal and interest obligations due in June 1996. If amounts outstanding under the bank credit facility were to be accelerated in the first quarter of 1996, the Company would expect to have sufficient cash to meet the bank credit facility obligations and cure an event of default under the bank credit facility and avoid, at that time, cross defaults under the terms of its discount note indentures. However, such a payment, coupled with the payment of $42 million of interest due on the discount notes on December 31, 1995, would substantially deplete
the Company's remaining cash and securities balances.   The Company will
make decisions regarding such principal and interest payments after it has evaluated the proposals submitted pursuant to the solicitation process developed as a part of the exploration of strategic alternatives discussed below.

Exploration of Strategic Alternatives
-------------------------------------

     In an effort to address its liquidity issues and to position the Company for expansion through exploration and development, in December 1994 the Company announced its intent to sell all or a portion of its interests in the Hugoton field. In the first quarter of 1995 the Company began an auction process to sell such properties. The Company concluded the auction process in the second quarter after no acceptable bids were received for the Hugoton properties.

     On July 6, 1995, the Company's Board of Directors (the "Board") approved a proposal to expand its exploration of strategic alternatives to include consideration of the sale of the Company, a stock-for-stock merger, joint ventures, asset sales, equity infusions, and refinancing transactions. The Company engaged an independent financial advisor to assist in these efforts and to solicit proposals on its behalf. The solicitation process commenced in August of this year and the Company has requested that proposals be submitted on November 20, 1995. There can be no assurance that any such transaction will be completed, or if completed, what the terms or timing thereof will be.

     The ability of the Company to continue as a going concern is dependent upon several factors including the successful resolution of its strategic alternatives solicitation process. The consolidated financial statements of the Company do not include any adjustments reflecting any treatment other than going concern accounting, which adjustments may be required depending on the outcome of the strategic alternatives solicitation process.

     The Company has been advised by its independent public accountants that, unless the Company is able to improve its financial condition and resolve its liquidity issues, their auditors' report on the financial statements for the year ending December 31, 1995, will be modified to include a discussion of substantial doubt about the Company's ability to continue as a going concern.

     See Note 5 for information regarding the status of certain pending litigation.

(3)  MARKETABLE SECURITIES
     =====================

     The value of marketable securities and futures contracts are as follows (in thousands):

                                                  September 30, December 31,
                                                       1995         1994
                                                  ------------- ------------
     Equity Securities:
          Cost...................................    $10,574      $ 9,489
          Unrealized loss........................       (899)      (1,381)
     Futures Contracts:
          Margin cash............................      6,896        1,337
          Unrealized gain in hedge contracts.....       --          6,823
          Unrealized gain in investment contracts        490        2,844
                                                     -------      -------
          Total market value.....................    $17,061      $19,112
                                                     =======      =======

     For the nine months ended September 30, 1995, the Company recognized a net gain of $1.1 million from its investments in marketable securities and futures contracts compared with a net gain for the same period in 1994 of $3.2 million. The net gains do not include gains or losses from natural gas futures contracts accounted for as a hedge of natural gas production. Hedge gains or losses are included in natural gas revenue in the period in which the hedged production occurs (see Note 1).

     The net gains and losses on futures and securities investments recognized during a period include both realized and unrealized gains and losses. During the nine-month period ended September 30, 1995, the Company realized net gains of $3.0 million from securities transactions and futures contracts. The Company realized net losses from securities transactions and futures contracts of $1.0 million during the nine-month period ended September 30, 1994.

(4)  LONG-TERM DEBT
     ==============

     Long-term debt and current maturities are as follows (in thousands):

                                                 September 30,  December 31,
                                                      1995          1994
                                                 -------------  ------------

     HCLP Secured Notes.......................... $  504,673     $  520,180
     Credit Agreement............................     71,131         71,131
     12-3/4% secured discount notes..............    618,626        581,942
     12-3/4% unsecured discount notes............     39,725         37,345
     13-1/2% subordinated notes..................      7,390          7,390
     Other.......................................      5,305          5,305
                                                  ----------     ----------
                                                   1,246,850      1,223,293
     Current maturities..........................   (111,566)       (30,537)
                                                  ----------     ----------
     Long-term debt.............................. $1,135,284     $1,192,756
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

     The HCLP Secured Notes were issued in 15 series and have final stated maturities extending through 2012 but can be retired earlier. The HCLP Secured Notes outstanding at September 30, 1995, bear interest at fixed rates ranging from 8.80% to 11.30% per annum (weighted average 10.31%). Principal payments, if required, and interest payments are made semiannually. Provisions in the HCLP Secured Note agreements require interest rate premiums to be paid to the noteholders in the event that the HCLP Secured Notes are repaid more rapidly or slowly than under the initial scheduled amortization. Beginning in August 1994, HCLP elected to make principal payments on the HCLP Secured Notes based on actual production, rather than according to the initial scheduled amortization. As a result, interest rate premiums at a rate of 1.5% per annum will be applied to those principal amounts not paid according to the initial scheduled amortization and .35% per annum will be applied to the remaining notes. Such premiums have increased the effective weighted average interest rate payable on the remaining HCLP Secured Notes outstanding to 10.79% per annum at September 30, 1995. According to current expectations, principal payments based on actual production and prices could reduce principal payments from the initial scheduled amortization by approximately $50 million from August 1994 through 1996.

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

     The restricted cash balance and cash held by the Collateral Agent for payment of interest and principal on the HCLP Secured Notes are invested by the Collateral Agent under the terms of a guaranteed investment contract (the "GIC") with Morgan Guaranty Trust Co. of New York ("Morgan"). Morgan was paid $13.9 million at the date of issuance of the HCLP Secured Notes to guarantee that funds invested under the GIC would earn an interest rate equivalent to the weighted average coupon rate on the outstanding principal balance of the HCLP Secured Notes (10.31% at September 30, 1995). A portion of this amount may be refunded if the HCLP Secured Notes are repaid earlier than if HCLP had produced according to its scheduled production, depending primarily on prevailing interest rates at that time.

     HCLP's cash balances were as follows (in thousands):

                                                 September 30,  December 31,
                                                     1995          1994
                                                 -------------  ------------

     Subject to the mortgage.....................   $19,729       $48,087
     Not subject to the mortgage.................    16,450         1,551
                                                    -------       -------
     Cash included in current assets.............   $36,179       $49,638
                                                    =======       =======
     Restricted cash included in
       noncurrent assets.........................   $57,875       $61,299
                                                    =======       =======
     Refundable GIC fee included in
       noncurrent assets.........................   $ 9,298       $10,295
                                                    =======       =======

     Mesa Operating Co. ("MOC"), a Company subsidiary which owns substantially all of the limited partnership interests of HCLP, is party to a services agreement with HCLP. MOC provides services necessary to operate the Hugoton field properties and market production therefrom, process remittances of production revenues and perform certain other administrative functions in exchange for a services fee. The fee totaled approximately $9.8 million for the nine months of 1995 and $9.0 million for the same period in 1994.

     See Note 2 for discussion of a possible sale or merger of the Company or sale of the Hugoton properties and "Effect of Potential Sales or Merger" below.

Credit Agreement
----------------

     As of September 30, 1995, the Company had outstanding borrowings of approximately $71.1 million and letter of credit obligations of $11.4 million under its $82.5 million bank credit facility, as amended (the "Credit Agreement"). The Credit Agreement requires principal payments of $10 million in December 1995, $22.5 million in 1996, and the remainder in June 1997 (including cash collateralization of letters of credit outstanding at that time).

     The rate of interest payable on borrowings under the Credit Agreement is the Eurodollar rate plus 2-1/2% or the prime rate plus 1/2%. Obligations under the Credit Agreement are secured by a first lien on the Company's West Panhandle field properties, the Company's equity interest in MOC and a 76% limited partner interest in HCLP.

     The Credit Agreement requires the Company to maintain tangible adjusted equity, as defined, of $50 million and available cash, as defined, of $32.5 million. At September 30, 1995, the Company's tangible adjusted equity was approximately $67.9 million and available cash was $140.6 million. See Note 2 for discussion of the tangible adjusted equity covenant and its potential effect on the Company's liquidity.

     The Credit Agreement also restricts, among other things, the Company's ability to incur additional indebtedness, create liens, pay dividends, acquire stock or make investments, loans and advances.

Discount Notes
--------------

     In conjunction with a debt exchange transaction consummated in 1993, (the "Debt Exchange"), the Company issued approximately $435.5 million initial accreted value, as defined, of 12-3/4% secured discount notes due June 30, 1998 and $136.9 million initial accreted value, as defined, of 12-3/4% unsecured discount notes due June 30, 1996 (together, the "Discount Notes") in exchange for $293.7 million aggregate principal amount of 12% subordinated notes and $292.6 million aggregate principal amount of 13-1/2% subordinated notes (together with the $28.6 million of accrued interest claims thereon). The Company also issued $29.3 million principal amount of 0% convertible notes due June 30, 1998, which were converted into approximately 7.5 million shares of common stock by the end of 1993. The Discount Notes, which rank pari passu with each other, are senior in right of payment to the remaining 13-1/2% subordinated notes due 1999 and subordinate to all permitted first lien debt, as defined, including obligations under the Credit Agreement.

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

     Beginning July 1, 1995, each series of Discount Notes began to accrue interest at an annual rate of 12-3/4%, payable in cash semiannually in arrears, with the first payment due December 31, 1995.

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

13-1/2% Subordinated Notes
--------------------------

     The 13-1/2% subordinated notes are unsecured and mature in 1999. Interest on these notes is payable semiannually in cash.

Interest and Maturities
-----------------------

     The aggregate interest payments made during the nine months ended September 30, 1995 and 1994, were $61.0 million and $59.9 million, respectively. In addition, payment of approximately $39.1 million and $59.8 million of interest expense incurred during the nine-month periods ended September 30, 1995 and 1994, respectively, has been deferred until maturity under the terms of the Discount Notes. Such interest is included in interest expense in the consolidated statements of operations for the nine-month periods ended September 30, 1995 and 1994.

     The scheduled principal repayments on long-term debt for the remainder of 1995 and for the four succeeding years are as follows (in millions):

                                          1995   1996   1997   1998   1999
                                         ------ ------ ------ ------ ------

     HCLP Secured Notes................. $  --  $ 34.0 $ 37.4 $ 40.1 $ 49.7
     Credit Agreement(a)(b).............   10.0   22.5   38.6    --     --
     12-3/4% secured discount notes(c)..    --     --     --   617.4    --
     12-3/4% unsecured discount notes(c)    --    39.7    --     --     --
     13-1/2% subordinated notes.........    --     --     --     --     7.4
     Other..............................    --     5.3    --     --     --
                                         ------ ------ ------ ------ ------
          Total......................... $ 10.0 $101.5 $ 76.0 $657.5 $ 57.1
                                         ====== ====== ====== ====== ======
----------
     (a) Excludes approximately $11.4 million in letter of credit obliga-tions currently outstanding and required to be cash collateralized in June 1997.

     (b) Maturities may be accelerated if tangible adjusted equity falls below $50 million. (See Note 2.)

     (c) Maturities may be accelerated if an event of default occurs and continues under the Credit Agreement. (See Note 2.)

Fair Value of Long-term Debt
----------------------------

     The following is a summary of estimated fair value of the Company's long-term debt (in thousands):

                                      September 30, 1995  December 31, 1994
                                      ------------------  ------------------
                                      Carrying    Fair    Carrying    Fair
                                       Amount    Value     Amount    Value
                                      --------  --------  --------  --------

     HCLP Secured Notes.............. $504,673  $555,140  $520,180  $535,135
     Credit Agreement................   71,131    71,131    71,131    71,131
     12-3/4% secured discount notes..  618,626   574,514   581,942   528,688
     12-3/4% unsecured discount notes   39,725    36,907    37,345    37,591
     13-1/2% subordinated notes......    7,390     7,390     7,390     7,390

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

Effect of Potential Sales or Mergers
------------------------------------

     Proceeds from the sale of the Hugoton field reserves (see Note 2) would be used to retire debt as required, and then to retire other debt or supplement cash reserves. In the event of a sale or merger of the Company, provision may need to be made for the repayment, refinancing, or assumption of the Company's debt. Any sale of assets might also be accompanied by a refinancing of the Company's remaining debt. With respect to sales of the Hugoton assets, any sales proceeds must first be applied against the outstanding balances related to the HCLP Secured Notes, which are secured by the Hugoton properties. Such balances include note principal, accrued interest and any premiums due, including premiums for early retirement of the HCLP Secured Notes. As of September 30, 1995, such premiums for early retirement of the HCLP Secured Notes would have totaled approximately $65.2 million. The actual premiums due in the event of a redemption of the HCLP Secured Notes will depend upon the prevailing interest rates at the date of redemption and the amount of debt redeemed. The restricted cash held at HCLP would be available to repay obligations under the HCLP Secured Notes.

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

Preference Unitholders
----------------------

     The Company was a defendant in certain lawsuits related to the Corporate Conversion filed in the U.S. District Court for the Northern District of Texas--Dallas Division. The plaintiffs alleged, among other things, that (i) the proxy materials delivered to unitholders in connection with the Corporate Conversion contained material misstatements and omissions, (ii) the General Partner of the Partnership breached fiduciary duties to the preference unitholders in structuring the transaction and allocating the common stock of the Company and (iii) the Corporate Conversion was implemented in breach of the partnership agreement of the Partnership because defendants allegedly did not obtain the requisite opinion of independent counsel regarding certain tax effects of the transaction.

     On August 12, 1994, the Court entered an order denying plaintiff's motion for a summary judgment and granted the Company's motion for a summary judgment. A final judgment was entered dismissing the case. Following an appeal by the plaintiffs, the Fifth Circuit Court of Appeals entered an opinion on June 19, 1995, affirming the judgment of the District Court. The time for additional appeal by the plaintiffs has expired and the judgment in favor of the Company is final and nonappealable.

Lease Termination
-----------------

     In 1991 the Company sold certain producing oil and gas properties to Seagull Energy Company ("Seagull"). In 1994 two lawsuits were filed against Seagull in Carson County, Texas, by certain land and royalty owners claiming that certain of the oil and gas leases owned by Seagull has terminated due to cessation of production prior to 1991. In the third quarter of 1995 Seagull filed third-party complaints against the Company claiming breach of warranty and false representation in connection with the sale of such properties to Seagull. The Company believes it has several defenses to these lawsuits including a two-year limitation set forth in the purchase and sale agreement covering this indemnification.

     Seagull filed a similar third-party complaint against the Company covering a different lease in Moore County, Texas. The Company has similar defenses in this case.

     The plaintiffs in the cases against Seagull are seeking to terminate the leases. Seagull, in its complaint against the Company, is seeking unspecified damages relating to any leases which are terminated.

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

(6)  EMPLOYEE BENEFIT PLANS
     ======================

     In October 1995 the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes accounting and reporting standards for stock-based employee compensation plans. Such plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. The accounting standard covers stock purchase plans, stock options, restricted stock, and stock appreciation rights.

     SFAS No. 123 defines a fair value-based method of accounting for stock options or similar equity instruments, but allows companies to continue to measure compensation cost using the intrinsic value-based method prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under the fair value-based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period (generally, the vesting period). Under the intrinsic value-based method, compensation cost is the excess, if any, of the quoted market price of the stock at the date of grant over the exercise price.

     In December 1991 the stockholders of the Company approved the 1991 Stock Option Plan of the Company (the "Option Plan"). Under the Option Plan, as amended, the Company may grant options to purchase up to 4 million shares of common stock to officers and key employees. At December 31, 1994, the Company had options outstanding to purchase approximately 2.9 million common shares at exercise prices ranging from $4.25 per share to $11.69 per share. The exercise price for each option granted was the market price on the date of grant. Upon exercise, the grantee may elect to receive either shares of common stock or, at the discretion of the Option Committee of the Board, cash or certain combinations of cash and stock in an amount equal to the excess of the fair market value of the common stock at the time of exercise over the exercise price.

     Under the provisions of SFAS No. 123, a company may elect to measure compensation cost associated with its stock option and similar plans as a component of compensation expense in its statement of operations. Companies may also elect to continue to measure compensation cost under the provisions of APB No. 25. Companies which elect to continue measurement under APB No. 25 are required to provide pro forma disclosure in the notes to financial statements reflecting the difference, if any, between compensation cost included in net income and the cost if the fair value-based method were used. Since the inception of the Option Plan, the Company has not recognized any compensation cost related to grants of stock options. The disclosure requirements of this statement are effective for financial statements for fiscal years beginning after December 15, 1995. At this time, the Company does not expect to adopt the fair value-based method of accounting for its stock option plans and, accordingly, adoption of this statement will have no impact on the Company's results of operations.

(7)  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     ============================================

     The Company conducts its operations through various direct and indirect subsidiaries. On September 30, 1995, the Company's direct subsidiaries were MOC, Mesa Holding Co. ("MHC") and Hugoton Management Co. ("HMC"). MOC owns all of the Company's interest in the West Panhandle field of Texas, the Gulf Coast and the Rocky Mountain areas, as well as an approximate 99% limited partnership interest in HCLP. MHC owns cash, an approximate 1% limited partnership interest in HCLP, and 100% of MESA Environmental Ventures Co. ("Mesa Environmental"), a Company established to compete in the natural gas vehicle market. HMC owns the general partner interest of HCLP. HCLP owns substantially all of the Company's Hugoton field natural gas properties and is liable for the HCLP Secured Notes (see Note 4). The assets and cash flows of HCLP that are subject to the mortgage securing the HCLP Secured Notes are dedicated to service the HCLP Secured Notes and are not available to pay creditors of the Company or its subsidiaries other than HCLP. MOC and the Company are liable for the amounts outstanding under the amended Credit Agreement, the 13-1/2% subordinated notes and the Discount Notes. Mesa Capital Corp. ("Mesa Capital"), a wholly owned financing subsidiary of MOC, is also an obligor under the 13-1/2% subordinated notes and the Discount Notes. Mesa Capital, which has insignificant assets and results of operations, is included with MOC in the condensed consolidating financial statements. Other Company Subsidiaries in the condensed consolidating financial statements include MHC, HMC, and Mesa Environmental.

    The following are condensed consolidating financial statements of MESA Inc., HCLP, MOC, and the Company's other direct and indirect subsidiaries combined (in millions):

Condensed Consolidating Balance Sheets
--------------------------------------
                                                  Other    Consol.   The
                        MESA                     Company     and   Company
September 30, 1995      Inc.     HCLP     MOC     Subs.    Elimin. Consol'd
------------------     ------   ------   ------  -------- -------- --------
Assets:
  Cash and cash
   investments.........$   -    $  36   $   45   $   63   $   -    $  144
  Other current assets.    -       12       38       11       -        61
                       ------   -----   ------   ------   ------   ------
    Total current
     assets............    -       48       83       74       -       205
                      ------   -----   ------   ------   ------   ------
  Property, plant
   and equipment, net..    -      606      485        3       -     1,094
  Investment in
   subsidiaries........    79       -      113        9     (201)      -
  Intercompany
   receivables.........    -        -        9        4      (13)      -
  Other noncurrent
   assets..............    -       82       57        6       -       145
                       ------   -----   ------   ------   ------   ------
                       $   79   $ 736   $  747   $   96   $ (214)  $1,444
                       ======   =====   ======   ======   ======   ======

Liabilities and Equity:
  Current liabilities..$   -    $   51  $  116   $    1   $   -   $  168
  Long-term debt.......    -       471     664        -       -    1,135
  Intercompany payables     9         -      4        -      (13)     -
  Other noncurrent
   liabilities.........    -         -      67        4       -       71
  Partners'/Stock-
   holders' equity
   (deficit)...........    70       214   (104)      91     (201)     70
                       ------   -------  -----   ------   ------   ------
                       $   79   $   736  $ 747   $   96   $ (214)  $1,444
                       ======   =======  =====   ======   ======   ======

                                                  Other    Consol.   The
                        MESA                     Company     and   Company
December 31, 1994       Inc.     HCLP      MOC    Subs.    Elimin. Consol'd
-----------------      ------   ------   ------  -------- -------- --------
Assets:
  Cash and cash
   investments.........$   -    $   50   $   24   $   70   $   -    $  144
  Other current assets.    -        16       39        6       -        61
                       ------   ------   ------   ------   ------   ------
    Total current
     assets............    -        66       63       76       -       205
                       ------   ------   ------   ------   ------   ------
  Property, plant
   and equipment, net..    -       626      503        1       -     1,130
  Investment in
   subsidiaries........   134       -       126       10     (270)      -
  Intercompany
   receivables.........    -        -         9       -        (9)      -
  Other noncurrent
   assets..............    -        88       58        3       -       149
                       ------   ------   ------   ------   ------   ------
                       $  134   $  780   $  759   $   90   $ (279)  $1,484
                       ======   ======   ======   ======   ======   ======

Liabilities and Equity:
  Current liabilities..$   -    $   47   $   41   $    1   $   -    $   89
  Long-term debt.......    -       505      688       -        -     1,193
  Intercompany
   payables............     9       -        -        -        (9)      -
  Other noncurrent
   liabilities.........    -        -        73        4       -        77
  Partners'/Stock-
   holders' equity
   (deficit)...........   125      228      (43)      85     (270)     125
                       ------   ------   ------   ------   ------   ------
                       $  134   $  780   $  759   $   90   $ (279)  $1,484
                       ======   ======   ======   ======   ======   ======

Condensed Consolidating Statements of Operations
------------------------------------------------
Nine months Ended:
-----------------
                                                  Other    Consol.   The
                        MESA                     Company     and   Company
September 30, 1995      Inc.     HCLP     MOC     Subs.    Elimin. Consol'd
------------------     ------   ------   ------  -------- -------- --------

Revenues...............$   -    $   68   $  102   $   -    $   -    $  170
                       ------   ------   ------   ------   ------   ------
Costs and Expenses:
  Operating,
   exploration and
   taxes...............    -        21       33       -        -        54
  General and
   administrative......    -        -        19        3       -        22
  Depreciation,
   depletion and
   amortization........    -        25       36       -        -        61
                       ------   ------   ------   ------   ------   ------
                           -        46       88        3       -       137
                       ------   ------   ------   ------   ------   ------

Operating Income
 (Loss)................    -        22       14       (3)     -         33
                       ------   ------   ------   ------   ------   ------
Interest expense, net
 of interest income....    -       (35)     (67)       4      -        (98)
Equity in loss of
 subsidiaries..........   (54)      -       (13)      -        67       -
Other..................    -        -         4        7      -         11
                       ------   ------   ------   ------   ------   ------
Net Income (Loss)......$  (54)  $  (13)  $  (62)  $    8   $   67   $  (54)
                       ======   ======   ======   ======   ======   ======
                                                  Other    Consol.   The
                        MESA                     Company     and   Company
September 30, 1994      Inc.     HCLP     MOC     Subs.    Elimin. Consol'd
------------------     ------   ------   ------  -------- -------- --------

Revenues...............$   -    $   81   $   79   $   -    $   -    $  160
                       ------   ------   ------   ------   ------   ------
Costs and Expenses:
  Operating,
   exploration and
   taxes...............    -        22       37       -        -        59
  General and
   administrative......    -        -        18        2       -        20
  Depreciation,
   depletion and
   amortization........    -        25       43       -        -        68
                       ------   ------   ------   ------   ------   ------
                           -        47       98        2       -       147
                       ------   ------   ------   ------   ------   ------

Operating Income
 (Loss)................    -        34      (19)      (2)      -        13
                       ------   ------   ------   ------   ------   ------
Interest expense, net
 of interest income....    -       (36)     (65)       2       -       (99)
Loss on repayment of
 intercompany debt.....    -        -        -       (91)(d)   91       -
Equity in income (loss)
 of subsidiaries.......   (71)      -        (2)      -        73       -
Other..................     2       -        20       16      (21)      17
                       ------   ------   ------   ------   ------   ------
Net Loss...............$  (69)  $   (2)  $  (66)  $  (75)  $  143   $  (69)
                       ======   ======   ======   ======   ======   ======



Condensed Consolidating Statements of Cash Flows
------------------------------------------------
Nine months Ended:
-----------------
                                                  Other    Consol.   The
                        MESA                     Company     and   Company
September 30, 1995      Inc.     HCLP     MOC     Subs.    Elimin. Consol'd
------------------     ------   ------   ------  -------- -------- --------
Cash Flows from
 Operating Activities..$   -    $    4   $   36   $    2   $   -    $   42
                       ------   ------   ------   ------   ------   ------
Cash Flows from
 Investing Activities:
  Capital expenditures.    -        (5)     (23)      (2)      -       (30)
  Other................    -        -         4       (7)       4        1
                       ------   ------   ------   ------   ------   ------
                           -        (5)     (19)      (9)       4      (29)
                       ------   ------   ------   ------   ------   ------
Cash Flows from
 Financing Activities:
  Repayments of long-
   term debt...........    -       (16)      -        -        -       (16)
  Other................    -         3        4       -        (4)       3
                       ------   ------   ------   ------   ------   ------
                           -       (13)       4       -        (4)     (13)
                       ------   ------   ------   ------   ------   ------
Net Increase (Decrease)
 in Cash and Cash
 Investments...........$   -    $  (14)  $   21   $   (7)  $   -    $   -
                       ======   ======   ======   ======   ======   ======

                                                  Other    Consol.   The
                        MESA                     Company     and   Company
September 30, 1994      Inc.     HCLP      MOC    Subs.    Elimin. Consol'd
------------------     ------   ------   ------  -------- -------- --------
Cash Flows from
 Operating Activities..$    3   $   22   $  (43)  $   23   $   (3)  $    2
                       ------   ------   ------   ------   ------   ------
Cash Flows from
 Investing Activities:
  Capital expenditures.    -        (4)     (14)      (1)      -       (19)
  Contributions to
   subsidiaries........   (96)      -        (5)      (1)     102       -
  Other................    -        -        38       (5)     (40)      (7)
                       ------   ------   ------   ------   ------   ------
                          (96)      (4)      19       (7)      62      (26)
                       ------   ------   ------   ------   ------   ------
Cash Flows from
 Financing Activities:
  Issuance of common
   stock...............    93       -        -        -        -        93
  Repayments of
   long-term debt......    -       (22)    (116)      -        -      (138)
  Long-term borrowings.   -        -        43       -        -        43
  Contributions from
   equity holders......    -         6       93        3     (102)      -
  Other................    -        (8)      -       (33)      43        2
                       ------   ------   ------   ------   ------   ------
                           93      (24)      20      (30)     (59)      -
                       ------   ------   ------   ------   ------   ------
Net Decrease in Cash
 and Cash Investments..$   -    $   (6)  $   (4)  $  (14)  $   -    $  (24)
                       ======   ======   ======   ======   ======   ======

Notes to Condensed Consolidating Financial Statements
-----------------------------------------------------

     (a) These condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto of which this note is an integral part.

     (b) As of September 30, 1995, the Company owns 100% interest in each of MOC, MHC, and HMC. These condensed consolidating financial statements present the Company's investment in its subsidiaries and MOC's and MHC's investments in HCLP using the equity method. Under this method, investments are recorded at cost and adjusted for the parent Company's ownership share of the subsidiary's cumulative results of operations. In addition, investments increase in the amount of contributions to subsidiaries and decrease in the amount of distributions from subsidiaries.

     (c) The consolidation and elimination entries (i) eliminate the equity method investment in subsidiaries and equity in income (loss) of subsidiaries, (ii) eliminate the intercompany payables and receivables, and (iii) eliminate other transactions between subsidiaries including contributions and distributions.

     (d) The condensed consolidating statement of operations of Other Company Subsidiaries for the nine months ended September 30, 1994, reflects a $91 million loss from MHC's disposition of an 18% equity interest in HCLP. The HCLP interest was used to repay a portion of MHC's intercompany payable to MOC and was valued, in accordance with the provisions of the Discount Note indentures, at $5 million for each one percent of interest assigned. A loss was recognized for the difference between the carrying value of the HCLP interest assigned to MOC and the $90 million value attributed to such interests which reduced the intercompany payable. The loss recognized by MHC is eliminated in consolidation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

RESULTS OF OPERATIONS
=====================

     MESA Inc. ("Mesa") incurred a net loss of $32.5 million in the third quarter of 1995 compared with a net loss of $25.9 million in the third quarter of 1994. Mesa incurred a net loss of $54.3 million for the nine months ended September 30, 1995, compared with a net loss of $69.0 million for the same period in 1994.

     The following table presents a summary of the results of operations of Mesa for the periods indicated (in thousands):

                                     Three Months Ended   Nine months Ended
                                        September 30        September 30
                                     ------------------  ------------------
                                       1995      1994      1995      1994
                                     --------  --------  --------  --------

     Revenues....................... $ 48,967  $ 45,725  $170,388  $160,170
     Operating and
      administrative costs..........  (29,075)  (26,750)  (76,146)  (78,930)
     Depreciation, depletion
      and amortization..............  (19,673)  (21,040)  (60,969)  (68,262)
                                     --------  --------  --------  --------
     Operating income (loss)........      219    (2,065)   33,273    12,978
     Interest expense, net
      of interest income............  (33,481)  (31,556)  (98,493)  (98,830)
     Other..........................      789     7,714    10,900    16,841
                                     --------  --------  --------  --------
     Net loss....................... $(32,473) $(25,907) $(54,320) $(69,011)
                                     ========  ========  ========  ========

     Revenues
     --------

     The table below presents, for the periods indicated, the revenues, production and average prices received from sales of natural gas, natural gas liquids and oil and condensate.

                                     Three Months Ended   Nine months Ended
                                        September 30        September 30
                                     ------------------  ------------------
                                       1995      1994      1995      1994
                                     --------  --------  --------  --------
     Revenues (in thousands):
          Natural gas............... $ 24,817  $ 24,062  $ 93,548  $ 96,763
          Natural gas liquids.......   16,828    17,753    53,607    50,562
          Oil and condensate........    4,987     1,820    15,554     5,519
                                     --------  --------  --------  --------
               Total................   46,632    43,635   162,709   152,844
                                     ========  ========  ========  ========

     Natural Gas Production
      (million cubic feet):
          Hugoton...................   10,504    10,115    36,181    35,251
          West Panhandle............    5,412     6,046    14,854    16,706
          Other.....................    1,600     1,640     5,337     5,255
                                     --------  --------  --------  --------
               Total................   17,516    17,801    56,372    57,212
                                     ========  ========  ========  ========

     Natural Gas Liquids Production
      (thousand barrels):
          Hugoton...................      700       694     2,564     2,446
          West Panhandle............      799       902     2,148     2,489
          Other.....................       10        14        39        40
                                     --------  --------  --------  --------
               Total................    1,509     1,610     4,751     4,975
                                     ========  ========  ========  ========

     Oil and Condensate Production
      (thousand barrels):
          Hugoton...................     --        --        --        --
          West Panhandle............       43        52        78       121
          Other.....................      275        64       866       266
                                     --------  --------  --------  --------
              Total.................      318       116       944       387
                                     ========  ========  ========  ========
     Average Prices:
          Natural gas (per thousand
           cubic feet).............. $   1.47  $   1.25  $   1.64  $   1.67
          Natural gas liquids
           (per barrel)............. $  11.15  $  11.04  $  11.31  $  10.20
          Oil and condensate
           (per barrel)............. $  15.68  $  15.98  $  16.38  $  14.44

     Mesa's total equivalent natural gas production was slightly higher in the three- and nine-month periods ended September 30, 1995, than for the same periods of 1994. Hugoton field production was slightly higher than the previous year. West Panhandle field production was approximately 12 percent lower reflecting decreased demand resulting from warm winter weather in the market area served. Gulf Coast production increased reflecting the success of Mesa's offshore drilling in 1994. The increase in oil and condensate production is attributable to the Gulf Coast.

     Prices for natural gas liquids and oil and condensate production increased in the nine-month period ended September 30, 1995, compared with the same period in 1994 as a result of higher market prices in 1995. See "Natural Gas Prices" below for a discussion of 1995 and 1994 prices for natural gas production.

     Natural Gas Prices
     ------------------

     Substantially all of Mesa's natural gas production is sold under short- or long-term sales contracts. Approximately 80% of Mesa's annual natural gas sales, whether or not such sales are governed by a contract, are at market prices. The following table shows Mesa's natural gas production sold under fixed-price contracts and production sold at market prices for the three- and nine-month periods ended September 30, 1995 and 1994:

                                     Three Months Ended  Nine months Ended
                                        September 30        September 30
                                     ------------------  ------------------
                                       1995      1994      1995      1994
                                     --------  --------  --------  --------
     Natural Gas Production
      (million cubic feet):
          Sold under fixed-price
           contracts................    4,251     4,716    11,222    11,683
          Sold at market prices.....   13,265    13,085    45,150    45,529
                                     --------  --------  --------  --------
               Total production.....   17,516    17,801    56,372    57,212
                                     ========  ========  ========  ========

          Percent sold at
           market prices............      76%       74%       80%       80%
                                     ========  ========  ========  ========

     In addition to its fixed-price contracts, Mesa will, when circumstances warrant, hedge the price received for its market price-sensitive production through natural gas futures contracts traded on the New York Mercantile Exchange. The following table shows the effects of Mesa's fixed-price contracts and hedging activities on its natural gas prices for the three- and nine-month periods ended September 30, 1995 and 1994:

                                     Three Months Ended   Nine months Ended
                                        September 30        September 30
                                     ------------------  ------------------
                                       1995      1994      1995      1994
                                     --------  --------  --------  --------
     Average Natural Gas Prices
      (per thousand cubic feet):
          Fixed-price contracts..... $   1.83  $   1.81  $   2.09  $   2.07
                                     ========  ========  ========  ========

          Market prices received.... $   1.18  $   1.31  $   1.22  $   1.64
          Hedge gains (losses)......      .17      (.26)      .30      (.07)
                                     --------  --------  --------  --------
               Total market prices.. $   1.35  $   1.05  $   1.52  $   1.57
                                     ========  ========  ========  ========

          Total average prices...... $   1.47  $   1.25  $   1.64  $   1.67
                                     ========  ========  ========  ========

     Market prices for natural gas have been significantly lower in 1995 than in 1994 due to a surplus of natural gas and a milder winter in 1995 than in 1994.

     Amortization of deferred gains and losses from hedging activities are included in natural gas revenues when the hedged production occurs. Mesa recognized hedge losses of $3.4 million in the third quarter of 1994 and for the nine months ended September 30, 1994. At September 30, 1995, Mesa had deferred losses of $.8 million resulting from hedging a portion of Mesa's anticipated natural gas production for the remainder of 1995. These deferred losses will be recognized as natural gas revenues when the hedged production occurs. Mesa had no open hedge positions at September 30, 1995.

     Costs and Expenses
     ------------------

     Mesa's costs and expenses increased from $47.8 million in the third quarter of 1994 to $48.7 million for the same period in 1995. Lease operating expense increased due to the timing of certain production costs in the West Panhandle field. Production and other taxes were lower due to lower Kansas production tax rates implemented beginning in the last half of 1994 in the Hugoton field. General and administrative ("G&A") expenses increased due to legal expenses associated with a challenge by a dissident shareholder group. Depreciation, depletion and amortization expense, which is calculated on a unit-of-production basis, decreased primarily due to increases at December 31, 1994, in estimated oil and gas reserves in the Hugoton and West Panhandle fields and reserve discoveries in the Gulf Coast.

     Mesa's costs and expenses decreased from $147.2 million to $137.1 million in the nine-month period ended September 30, 1995, compared to the same period in 1994. Lease operating expense decreased due to a one-time insurance adjustment reflected in 1994. Production and other taxes were lower due to lower Kansas production tax rates implemented beginning in the last half of 1994 in the Hugoton field. G&A expenses increased due to legal and other expenses discussed above. Depreciation, depletion and amortization expense, which is calculated on a unit-of-production basis, decreased primarily due to increases at December 31, 1994, in estimated oil and gas reserves in the Hugoton and West Panhandle fields and reserve discoveries in the Gulf Coast.

     Other Income (Expense)
     ----------------------

     Interest expense in the three- and nine-month periods ended September 30, 1995, were not materially different from the same periods in 1994 as average aggregate debt outstanding did not materially change.

     Interest income increased from $3.8 million and $9.5 million for the three- and nine-month periods ended September 30, 1994, respectively, to $4.1 million and $12.2 million for the same periods in 1995, respectively, as a result of higher average cash balances and higher average interest rates earned on cash balances in 1995.

     Results of operations for the three- and nine-month periods ended September 30, 1995 and 1994 include certain items which are either non-recurring or are not directly associated with Mesa's oil and gas producing operations. The following table sets forth the amounts of such items for the periods indicated (in thousands):

                                     Three Months Ended   Nine months Ended
                                        September 30        September 30
                                     ------------------  ------------------
                                       1995      1994      1995      1994
                                     --------  --------  --------  --------
     Gains (losses) from futures
      and securities investments.... $   (627) $  8,512  $  1,122  $  3,191
     Gains from collections
      from Bicoastal Corporation....    1,699      --       6,352    16,577
     Other..........................      283      (798)    3,426    (2,927)
                                     --------  --------  --------  --------
                                     $  1,355  $  7,714  $ 10,900  $ 16,841
                                     ========  ========  ========  ========

     The gains from futures and securities investments relate to Mesa's investments in marketable securities and futures contracts that are not accounted for as a hedge of future production. The gains from collection of interest from Bicoastal Corporation relate to a note receivable from such company, which was in bankruptcy. Mesa's claims in the bankruptcy exceeded its recorded receivable. As of September 30, 1995, Mesa had collected the full amount of its allowed claims plus a portion of the interest due on such claims. Mesa does not expect to receive substantial additional amounts from Bicoastal.

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

     On December 31, 1995, Mesa is required to begin making cash interest payments on its secured and unsecured discount notes. Such notes have an aggregate principal amount of $657 million and bear interest at a 12-3/4% annual rate, payable semiannually. Such cash interest payments are expected to total $41.9 million on December 31, 1995, and $81.3 million in 1996. Prior to June 30, 1995, accreted interest on this debt was added to the principal of the notes, but payment of such interest was deferred until repayment of the underlying notes. Mesa also has significant debt principal payments due in 1996 through 1998.

     Following is a discussion of Mesa's debt, resources and alternatives:

     Long-term Debt
     --------------

     The following table provides additional information as to Mesa's long-term debt at September 30, 1995 (in thousands):

                                                  Obligors
                                             ------------------
                                               Mesa
                                             and MOC     HCLP       Total
                                             --------  --------  ----------
     Debt:
          HCLP Secured Notes(a)............  $   --    $504,673  $  504,673
          Credit Agreement(b)..............    71,131      --        71,131
          12-3/4% secured discount
            notes(c)(e)....................   618,626      --       618,626
          12-3/4% unsecured discount
            notes(d)(e).....................   39,725      --        39,725
          Other.............................   12,695      --        12,695
                                             --------  --------  ----------
                                              742,177   504,673   1,246,850
     Current maturities.....................  (77,530)  (34,036)   (111,566)
                                             --------  --------  ----------
     Long-term debt......................... $664,647  $470,637  $1,135,284
                                             ========  ========  ==========
----------
     (a) These notes are secured by the Hugoton field properties and are due in semiannual installments through August 2012, but may be repaid earlier depending on the rate of production from the properties.

     (b) The bank credit facility (the "Credit Agreement") is secured by a first lien on MOC's West Panhandle properties, Mesa's equity interest in MOC and a 76% limited partnership interest in HCLP and is due in various installments through June 1997. At September 30, 1995, the Credit Agreement also supported letters of credit totaling $11.4 million.

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

     The following tables summarize Mesa's 1994 actual and 1995 through 1998 forecast cash requirements, assuming no changes in capital structure, for interest, debt principal and capital expenditures (in thousands):

                                Actual                Forecast
                               -------- -----------------------------------
                                 1994     1995     1996     1997     1998
                               -------- -------- -------- -------- --------
     HCLP:
       Interest payments,
         net(a)................$ 46,815 $ 45,300 $ 46,100 $ 43,100 $ 39,500
       Principal repayments....  21,420   15,500   34,000   37,400   40,100
       Capital expenditures(b).   6,957   11,000    5,000    1,000      --
                               -------- -------- -------- -------- --------
                               $ 75,192 $ 71,800 $ 85,100 $ 81,500 $ 79,600
                               ======== ======== ======== ======== ========
     Other Mesa subsidiaries:
       Interest payments,
         net(a)................$  1,945 $ 44,400 $ 95,000 $101,900 $105,700
           Credit Agreement(c).  23,021   10,000   22,500   38,600      --
           12-3/4% unsecured
             discount
             notes(d)(e)....... 124,330      --    39,700      --       --
           12-3/4% secured
             discount notes(e).     --       --       --       --   617,400
           Other...............   6,336      --     5,300      --       --
       Capital expenditures(b).  25,633   32,600   16,500   15,500    2,400
                               -------- -------- -------- -------- --------
                               $181,265 $ 87,000 $179,000 $156,000 $725,500
                               ======== ======== ======== ======== ========
----------
     (a) Cash interest payments, net of interest income. MOC is required to begin making semiannual cash interest payments on the Discount Notes on December 31, 1995.

     (b) Forecast capital expenditures represent Mesa's best estimate of drilling and facilities expenditures required to attain projected levels of production from its existing properties during the forecast period and to fund its current exploration and development program. Capital expenditures include $37 million of committed capital expenditures for 1995, which is included in the amount set forth in the table. Mesa may incur capital expenditures in addition to those reflected in the table.

     (c) Amounts due under the Credit Agreement may be accelerated if tangible adjusted equity falls below $50 million. (See discussion below.) Also, principal repayments do not include $11.4 million in letter of credit obligations currently outstanding and required to be cash collateralized when final maturities under the Credit Agreement are repaid.

     (d) Principal repayments of $93 million were made in 1994 with net proceeds from a $93 million equity offering completed in the second quarter of 1994. The remaining 1994 principal repayments were made with the proceeds from additional borrowings under the Credit Agreement. Such principal was scheduled to mature in 1996.

     (e) Amounts due under the Discount Notes may be accelerated if there is a continuing event of default under the Credit Agreement.

     The Credit Agreement requires Mesa to maintain tangible adjusted equity, as defined, of $50 million and available cash, as defined, of $32.5 million. At September 30, 1995, Mesa's tangible adjusted equity was approximately $67.9 million and available cash was $140.6 million. Assuming no changes in its capital structure and that no significant transactions are completed, the Company expects to continue to report substantial net losses and expects its tangible adjusted equity to fall below $50 million. The Company may determine in the first quarter of 1996, upon completion of year-end financial statements and reserve reports, that such tangible adjusted equity was less than $50 million as of December 31, 1995.

      If and when Mesa determines that tangible adjusted equity is below $50 million, an event of default would occur under the Credit Agreement and the bank would have the right to accelerate the payment of all outstanding principal and require cash collateralization of letters of credit. An event of default under the Credit Agreement would cause a cross default under the Discount Note indentures unless and until the Credit Agreement default were cured or waived or the debt under the Credit Agreement were repaid or otherwise discharged. In addition, pursuant to the subordination provisions of such indentures, Mesa would be prohibited from making any payments on such notes for specified periods upon and during the continuance of any event of default under the Credit Agreement.

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

     Company Resources and Cash Flows
     --------------------------------

     The following table sets forth certain of Mesa's near-term resources as of or for the nine months ended September 30, 1995 (in thousands):

                                                          Other
                                                      Subsidiaries
                                       MOC      HCLP    Combined    Total
                                     -------  ------- ------------ --------

     Cash and securities(a)......... $56,413  $36,179   $68,242    $160,834
     Working capital (deficit)...... (37,088)  (3,107)   76,730      36,535
     Restricted cash(b).............    --     57,875      --        57,875

     Cash flows from
      operating activities:
          Oil and gas sales, net
           of production and
           administrative costs..... $45,402  $50,197   $  --      $ 95,599
          Interest payments, net(c).  (3,274) (47,333)    3,539     (47,068)
          Other.....................  (6,038)     610    (1,376)     (6,804)
                                     -------  -------   -------    --------
                                     $36,090  $ 3,474   $ 2,163    $ 41,727
                                     =======  =======   =======    ========
----------
     (a)  Included in working capital.

     (b)  Non-current asset in balance sheet.

     (c)  Cash interest payments, net of interest income.

     Mesa's current financial forecasts, assuming no changes in capital structure and that no significant transactions are completed, indicate that its cash generated by operating activities, together with its cash and securities balances, will be insufficient to make all of its debt principal and interest obligations due in June 1996. If amounts outstanding under the Credit Agreement were to be accelerated in the first quarter of 1996, Mesa would expect to have sufficient cash to meet the Credit Agreement obligations and cure an event of default under the Credit Agreement and avoid, at that time, cross defaults under the terms of its Discount Note indentures. However, such a payment, coupled with the payment of $42 million of interest due on the Discount Notes on December 31, 1995, would
substantially deplete Mesa's remaining cash and securities balances.   Mesa
will make decisions regarding such principal and interest payments on its debt after it has evaluated the proposals submitted pursuant to the solicitation process developed as a part of the exploration of strategic alternatives discussed below.

     Exploration of Strategic Alternatives
     -------------------------------------

     In an effort to address its liquidity issues and to position Mesa for expansion through exploration and development, in December 1994 Mesa announced its intent to sell all or a portion of its interests in the Hugoton field. In the first quarter of 1995 Mesa began an auction process to sell such properties. Mesa concluded the auction process in the second quarter after no acceptable bids were received for the Hugoton properties.

     On July 6, 1995, Mesa's Board of Directors (the "Board") approved a proposal to expand its exploration of strategic alternatives to include consideration of the sale of Mesa, a stock-for-stock merger, joint ventures, asset sales, equity infusions, and refinancing transactions. Mesa engaged an independent financial advisor to assist in these efforts and to solicit proposals on its behalf. The solicitation process commenced in August of this year and Mesa has requested that proposals be submitted on November 20, 1995. There can be no assurance that any such transaction will be completed, or if completed, what the terms or timing thereof will be.

     The ability of Mesa to continue as a going concern is dependent upon several factors including the successful resolution of its strategic alternatives solicitation process. The consolidated financial statements of Mesa do not include any adjustments reflecting any treatment other than going concern accounting, which adjustments may be required depending on the outcome of the strategic alternatives solicitation process.

     Mesa has been advised by its independent public accountants that, unless Mesa is able to improve its financial condition and resolve its liquidity issues, their auditors' report on the financial statements for the year ending December 31, 1995, will be modified to include a discussion of substantial doubt about Mesa's ability to continue as a going concern.

Other
-----

     See Note 5 to the consolidated financial statements set forth in Part I, Item 1 of this Form 10-Q for information regarding the status of certain pending litigation.

     In March 1995 the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. (See Note 1 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q for discussion of this accounting standard.)

     In October 1995 the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes accounting and reporting standards for stock-based employee compensation plans. (See Note 6 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q for discussion of this accounting standard.)

     Mesa recognizes its ownership interest in natural gas production as revenue. Actual production quantities sold may be different from Mesa's ownership share of production in a given period. Mesa records these differences as gas balancing receivables or as deferred revenue. Net gas balancing underproduction represented approximately 2.5% of total equivalent production in the nine months ended September 30, 1995, compared with 5.6% during the same period in 1994. The gas balancing receivable or deferred revenue component of natural gas and natural gas liquids revenues in future periods is dependent on future rates of production, field allowables and the amount of production taken by Mesa or by its joint interest partners.

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

PART II - OTHER INFORMATION
===========================
Item 1.  Legal Proceedings
--------------------------

Shareholder Litigation
----------------------

     On July 3, 1995, MESA Inc. (the "Company") filed a complaint in the United States District Court for the Northern District of Texas against Dennis R. Washington, Marvin Davis and certain of his affiliates, David H. Batchelder, and Dorn Parkinson (collectively, the "WDB Group") and certain other persons alleging certain securities laws violations. On August 8, 1995, the WDB Group filed an answer denying the Company's claims and asserting certain counterclaims against the Company and all directors of the Company other than Messrs. Batchelder and Parkinson. On September 20, 1995, the parties to these actions entered into an agreement of compromise and settlement with respect to these actions and certain related matters. In light of the Board's confirmation of its previously announced commitment to explore all alternatives to maximize the value of Mesa for all shareholders, including the possible sale or merger of Mesa, the WDB Group have agreed not to seek to call a special meeting of Mesa's shareholders, as previously announced.

     The agreement provides that if Mesa has previously effected a business combination, sale of assets or equity or similar transaction that meets certain agreed-upon size and other criteria, including receipt of a fairness opinion from Lehman Brothers, Inc. (Mesa's independent financial adviser), the WDB Group will not conduct any proxy solicitation with respect to Mesa's 1996 annual meeting. If Mesa has not effected such a transaction by its 1996 annual meeting or if Mesa submits to a special meeting of shareholders a transaction that does not meet agreed-upon criteria, the WDB Group may solicit proxies.

     Additionally, under the agreement Joel L. Reed, a principal of Batchelder & Partners, Inc., has succeeded Mr. Batchelder on the Board. Dorn Parkinson, Mr. Washington's representative, continues as a member of the Board.

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

     On July 8, 1995, Deborah Eigen and Adele Brody filed a purported derivative class action lawsuit in the United State District Court for the Northern District of Texas against certain of the Company's directors alleging, among other things, that the defendants breached their fiduciary duties by failing to fully inform themselves of all available alternatives, including the possible sale of the Company, resisting attempts to call special shareholder meetings to elect new directors, adopting the Rights Plan (described in Item 2 below) and filing the complaint against the members of the group that filed a Schedule 13D with respect to the Company (the "WDB Group"). The complaint alleges that the defendants have acted in an effort to prevent a change of control and to protect their positions of control and salaries and other emoluments. The lawsuit seeks, among other things, money damages, return to the Company of all salaries and other remuneration paid to the defendants during the time they were allegedly in breach of fiduciary duties, institution of policies designed to protect and prevent conduct such as that alleged in the complaint, counsel and expert fees and such further relief as the court deems proper.

     On July 20, 1995, Herman Krangel, Lillian Krangel and Jacquelyn A. Cady filed a purported class action lawsuit in the District Court for Dallas County, Texas, against the Company and certain directors alleging, among other things, that such directors have breached their fiduciary duties by impeding rather than seeking the maximization of shareholder value, including by adopting the Rights Plan, filing the complaint against the members of the WDB Group, and failing to actively pursue the acquisition of the Company by other companies or to conduct an adequate market check. In particular, the complaint alleges that the defendant directors have failed to inform themselves as to all reasonable alternatives available to the Company, perform an appropriate market check, solicit bids for the Company, put the Company up for auction, or otherwise take appropriate steps to maximize the value of the Company to its stockholders. The complaint alleges that the defendants' primary concern is the entrenchment and perpetuation of their positions of control and that statements by the Chairman of the Board indicate that the defendants have a clear bias in favor of their restructuring plan and have a bias against and have acted to discourage any merger, acquisition, or other changes in control transaction. The lawsuit seeks, among other things, injunctive relief, a declaration that the Rights Plan is a legal nullity, appointment of a special committee of independent outside directors of the Company, disclosure of all material facts to the purported class, the creation of a stockholders' committee to protect purported class members' interests in connection with measures to achieve maximum value for the Company's shares, recision of any transactions inconsistent with the Board's duties, money damages, counsel and expert fees and expenses and such further relief as the court deems proper.

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

     A copy of the Rights Plan has been filed as an exhibit to the Company's Current Reports on Form 8-K dated July 6, 1995, and July 20, 1995, and the foregoing summary description is qualified in its entirety by reference to the Rights Plan.

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

      4.7 - Third Amended and Restated Credit Agreement dated as of November 29, 1994, among the Company, Mesa Operating Co., and the Banks named in this Credit Agreement and Societe Generale, Southwest Agency, as Agent (Originally filed as
               Exhibit 4.7 to the Company's Form 10-K dated December 31,
               1994).

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

     27     -  Article 5 of Regulation S-X Financial Data Schedule
               for the Third Quarter 1995 Form 10-Q.

(b)  Reports on Form 8-K

    Current Report on Form 8-K filed September 21, 1995, regarding the Agreement of Compromise and Settlement dated September 20, 1995, among the Company, Messrs. Pickens, Washington, Davis and Batchelder, and other parties thereto.

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

Date:  November 14, 1995
       -----------------

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