Form 10-K405
period 1995-12-31
MESA INC
filed 1996-03-07
CIK 877930

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

                For the fiscal year ended December 31, 1995

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                        Commission File Number 1-10874

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

  1400 Williams Square West
5205 North O'Connor Boulevard
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
Common stock, $.01 par value........................ New York Stock Exchange
Preferred Stock Purchase Rights......................New York Stock Exchange
13-1/2% Subordinated Notes due May 1, 1999.......... New York Stock Exchange

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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Number of shares outstanding as of the close of business on March 6, 1996: 64,050,009.
       ----------

    Aggregate market value of 56,833,524 shares held by non-affiliates of Registrant at the closing price on March 6, 1996, of $2.875: approximately $163.4 million.


                     DOCUMENTS INCORPORATED BY REFERENCE

                                     None

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

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                 Signatures

                                   PART I

Item 1.  Business
=================

The Company
-----------

     MESA Inc. is one of the largest independent oil and gas companies in the United States and considers itself one of the most efficient operators of domestic natural gas producing properties and natural gas processing facilities. MESA has been publicly traded since 1964 and is primarily in the business of exploring for, developing, producing, processing and selling natural gas and oil in the United States.

     As of December 31, 1995, MESA owned approximately 1.9 trillion cubic feet of equivalent proved natural gas reserves ("Tcfe"). Approximately 65% of MESA's total equivalent proved reserves is natural gas and the balance is principally natural gas liquids ("NGLs"), which are extracted from natural gas through processing plants. Substantially all of MESA's proved reserves are proved developed reserves. Quantities stated as equivalent natural gas reserves are based on a factor of six thousand cubic feet ("Mcf") of natural gas per barrel ("Bbl") of liquids. See "-- Reserves."

     MESA's principal business strategies include (i) maximizing the value of its existing high-quality, long-life reserves through efficient operating and marketing practices, (ii) processing natural gas to extract value-added products such as NGLs and helium, (iii) conducting selective exploratory and development activities, principally in existing areas of operations, (iv) making acquisitions of producing properties with exploration and development potential in areas where MESA has operating experience and expertise, (v) generating value and cash flow from investments in natural gas and other energy futures contracts, and (vi) promoting the use of compressed and liquefied natural gas as a transportation fuel.

     MESA Inc. (the "Company") is a holding company and conducts its operations through its subsidiaries. Unless the context otherwise requires, the term "MESA" means the Company and its subsidiaries taken as a whole and includes the Company's predecessors, Mesa Limited Partnership (the "Partnership") and Mesa Petroleum Co. ("Original Mesa"). MESA maintains its principal offices at 1400 Williams Square West, 5205 North O'Connor Boulevard, Irving, Texas 75039-3746, where its telephone number is (214) 444-9001. At December 31, 1995, MESA employed 385 employees.

Financial Condition, Liquidity and Exploration of Strategic Alternatives
------------------------------------------------------------------------

     MESA has a highly leveraged capital structure with long-term debt, including current maturities, totaling approximately $1.2 billion at December 31, 1995. MESA's current financial forecasts indicate, assuming no changes in capital structure and no significant transactions are completed, that cash generated by operating activities, together with available cash and investment balances, will not be sufficient to make all of its required debt principal and interest obligations due in June 1996.

     In an effort to address its liquidity issues, MESA's Board of Directors (the "Board") approved a proposal solicitation process which started in late 1994 and was expanded in mid-1995. The process has included solicitation of proposals for a sale of MESA, a stock-for-stock merger, joint ventures, asset sales, equity infusions, and refinancing transactions.

    On February 28, 1996, MESA signed a letter of intent with Rainwater, Inc. ("Rainwater"), an independent investment company owned by Ft. Worth, Texas, investor Richard Rainwater, to raise $265 million of equity in connection with a refinancing of MESA's debt. The transaction, more fully described in the "Capital Resources and Liquidity" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" located elsewhere in this Form 10-K, is subject to certain conditions, including definitive agreements, arrangement of new debt financing, due diligence, and MESA stockholder approval. The parties anticipate executing definitive agreements in approximately 30 days. The transaction will be submitted to a vote of stockholders at a special meeting expected to take place in June 1996.

     The ability of MESA to continue as a going concern is dependent upon several factors. The successful completion of the Rainwater transaction is expected to position MESA to continue as a going concern and to pursue its business strategies. If the Rainwater transaction is not completed, MESA will pursue other alternatives to address its liquidity issues and financial condition, including other potential transactions arising from the proposal solicitation process, the possibility of seeking to restructure its balance sheet by negotiating with its current debt holders or seeking protection from its creditors under the Federal Bankruptcy Code.

     For additional information regarding the Rainwater transaction and MESA's financial position, see Notes 2 and 4 to the consolidated financial statements of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

Properties
----------

     Approximately 95% of MESA's proved reserves are concentrated in the Hugoton field of southwest Kansas and the West Panhandle field of Texas.
The two fields are each part of a reservoir that extends from southwest Kansas, through the Oklahoma panhandle, and into the Texas panhandle. These fields, which produce gas from depths of 3,500 feet or less, are known for their stable long-life production profiles. MESA's other properties are primarily in the Gulf of Mexico and the Rocky Mountains.

     In recent years MESA has concentrated its efforts on fully developing its existing long-life reserve base and improving its marketing flexibility. In the Hugoton field, these efforts have included infill drilling (i.e., drilling an additional well on each 640-acre spacing unit), installing additional compression and gathering facilities, and the construction of a new natural gas processing plant, which has the ability to extract a greater quantity of NGLs per Mcf of natural gas, reject nitrogen and produce crude helium. The new plant also has the capability to liquefy natural gas. Two significant gas sales contracts related to Hugoton production expired in May 1995, giving MESA a substantial amount of uncommitted deliverability available for sale after that date. In the West Panhandle field, development activities have included well workovers and deepenings/redrills, adding compression facilities, and the expansion and upgrading of natural gas processing facilities to process greater quantities of natural gas and produce crude helium. In addition, MESA restructured its contractual arrangements in the West Panhandle field to more clearly define its right to production and to create greater marketing flexibility. Beginning in late 1994 MESA began to direct a greater portion of its capital spending towards exploration and development in the Gulf of Mexico.

     MESA's strategies for replacing reserves and increasing production are based on a multi-step approach, including (i) development and exploratory drilling in the Gulf of Mexico based on evaluation of three- dimensional ("3-D") seismic data, (ii) developing additional reserves in certain deeper portions of the West Panhandle field reservoir, and (iii) acquisitions of new leases and producing properties with development and exploration potential, particularly in areas where MESA presently or historically has operated. The extent to which MESA pursues these activities is largely dependent on the success of its proposal solicitation process and the amount of cash flow available for capital spending after such process is complete.

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

     Hugoton Field
     -------------

     The Hugoton field in southwest Kansas began producing in 1922, and is the largest producing gas field in the continental United States. MESA's Hugoton properties, which represent approximately 13% of the proved reserves in the field, are concentrated in the center of the field on over 230,000 net acres, covering approximately 400 square miles. MESA produces natural gas from approximately 1,400 wells (950 of which are operated by MESA) on these properties. MESA owns substantially all of the gathering and processing facilities which service its production from the Hugoton field and which allow MESA to control the production stream from the wellbore to the various interconnects it has with major intrastate and interstate pipelines.

     MESA's Hugoton properties are capable of producing more than 230 million cubic feet ("MMcf") of wet gas per day (i.e., gas production at the wellhead before processing and before reduction for royalties). Substantially all of MESA's Hugoton production is processed through its Satanta natural gas processing plant (the "Satanta Plant"). After processing, on a peak production day, MESA has available to market over 150 MMcf of residue (processed) gas and 13 thousand barrels ("MBbls") of NGLs. Production in the Hugoton field is subject to allowables set by state regulators.

     MESA's Hugoton properties accounted for approximately 64% of its equivalent proved reserves and 63% of the present value of estimated future net cash flows before income taxes, determined as of December 31, 1995, in accordance with Securities and Exchange Commission (the "Commission") guidelines. The Hugoton properties accounted for approximately 47%, 53%, and 48% of MESA's oil and gas revenues for the years ended December 31, 1995, 1994, and 1993, respectively. The percentage of revenues from the Hugoton field has been less than the percentage of equivalent proved reserves due primarily to the longer life of the Hugoton properties compared to MESA's other properties. See "Production--Hugoton Field."

     West Panhandle Field
     --------------------

     The West Panhandle properties are located in the northern panhandle region of Texas, and are geologically similar to MESA's Hugoton properties. Natural gas from these properties is produced from approximately 600 wells which MESA operates on over 185,000 net acres. All of MESA's West Panhandle production is processed through MESA's Fain natural gas processing plant (the "Fain Plant").

     MESA's West Panhandle reserves are owned and produced pursuant to contracts with Colorado Interstate Gas Company ("CIG"), originally executed in 1928 by predecessors of both companies. An amendment to these contracts, the Production Allocation Agreement ("PAA"), allocates 77% of the production from the West Panhandle field properties to MESA and 23% to CIG, effective as of January 1, 1991. Under the associated agreements, MESA operates the wells and production equipment and CIG owns and operates the gathering system by which MESA's production is transported to the Fain Plant. CIG also performs certain administrative functions. Each party reimburses the other for certain costs and expenses incurred for the joint account.

     As of December 31, 1995, MESA's West Panhandle properties represented approximately 32% of MESA's equivalent proved reserves, and approximately 32% of the present value of estimated future net cash flows before income taxes, determined in accordance with Commission guidelines. Production from the West Panhandle properties accounted for approximately 33%, 36%, and 40% of MESA's oil and gas revenues for the years ended December 31, 1995, 1994, and 1993, respectively. Although the West Panhandle properties are long-lived, the percentage of MESA's revenues represented by West Panhandle production has been greater than the percentage of equivalent proved reserves represented by such properties. This is a result of higher gas prices received under a sales contract for approximately 29% of MESA's West Panhandle residue gas production, as well as the higher yield of NGLs extracted from West Panhandle natural gas as compared to Hugoton natural gas.

     The Fain Plant is capable of processing up to 120 MMcf of natural gas per day. West Panhandle field natural gas contains a high quantity of NGLs. As a result, processing this gas yields relatively greater liquid volumes than recoveries typically realized in other natural gas fields. For example, on a peak day, MESA can extract approximately 12 MBbls of NGLs at its Fain Plant from an inlet gas volume of 120 MMcf.

     In the last six years MESA has deepened, redrilled, or reworked 357 wells in the West Panhandle field, adding reserves, and increasing deliverability. MESA has also identified in excess of 100 drilling locations targeting reserves in deeper portions of the reservoirs not currently reached by existing wells. MESA will commence an active three-year program to develop these reserves in 1996 in anticipation of its contractual right to increase its share of West Panhandle production in 1997 and thereafter. See "Production--West Panhandle Production".

     Gulf Coast
     ----------

     MESA's Gulf Coast properties are located offshore Texas and Louisiana. MESA has operated in the Gulf of Mexico since 1970 and has produced approximately 425 billion cubic feet of equivalent natural gas ("Bcfe") (net to MESA's interest). MESA currently owns interests in 45 blocks in the Gulf of Mexico. As of December 31, 1995, these properties had an estimated 53 Bcfe of remaining proved reserves. In addition, MESA has over 100,000 miles of two-dimensional ("2-D") seismic data and over 350 square miles of 3-D seismic data in the Gulf of Mexico. MESA has an office in Lafayette, Louisiana, to oversee production from its Gulf Coast properties. MESA's working interests in seven of its 45 blocks are subject to a net profits interest owned by the Mesa Offshore Trust.

     Over the last five years, MESA has evaluated a number of its offshore producing properties utilizing well information, 2-D seismic and production data, combined with 3-D seismic surveys to identify further development and exploration potential. MESA currently has 10 3-D seismic surveys under analysis. New well locations were identified on five producing leases in 1995 and one exploratory block was acquired based upon interpretation of 3-D seismic data. In 1994 and 1995, MESA drilled or participated in 14 wells in the Gulf Coast area based on 3-D seismic surveys of which 12 were completed as successful wells. In the aggregate, MESA incurred net capital costs of $36 million during this period and added approximately 51 Bcfe of oil and gas reserves. MESA intends to continue its evaluation and identification of additional prospects for drilling in 1996, depending on the success of its program and other factors. Because it has existing infrastructure and production facilities on these properties, MESA expects that it will be able to bring its successful wells on-line more quickly and at lower development costs than have been typical for offshore production.

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

Reserves
--------

     The following table summarizes the estimated proved reserves and estimated future cash flows as estimated in accordance with Commission guidelines associated with MESA's oil and gas properties as of December 31, 1995, by major areas of operation (dollar amounts in thousands):

                                       West     Gulf
                            Hugoton  Panhandle  Coast    Other      Total
                           --------- --------- -------- --------  ---------
Proved Reserves:
     Natural Gas (MMcf)...   863,939  283,218   38,317    32,555  1,218,029
     Natural Gas Liquids
      (MBbls).............    56,720   45,041      122        14    101,897
     Oil (MBbls)..........      --      6,817    2,303       401      9,521
     Natural Gas
      Equivalents (MMcfe). 1,204,259  594,366   52,867    35,045  1,886,537

Future Net Cash Flows,
  before income taxes
  (in thousands)..........$1,693,307 $682,714  $41,704   $32,095 $2,449,820

Present Value of Future
  Net Cash Flows, Before
  Income Taxes,
  Discounted at 10%
  (in thousands)..........$  658,330 $332,353  $40,716   $ 9,014 $1,040,413

     The proved reserve estimates set forth above were prepared by MESA's engineers. Prior to 1994 MESA's proved reserve estimates were prepared by an independent petroleum engineering firm. In accordance with a long-term debt agreement, the independent petroleum engineering firm will prepare proved reserve estimates as of December 31, 1995, covering MESA's Hugoton properties in the manner and to the extent required by the debt agreement. Their report is not yet available and will not be used for purposes other than those prescribed in the debt agreement. MESA expects, as in prior years, that the Hugoton field reserve estimates prepared by such independent engineers will be less than those of MESA's engineers due to the independent engineers' different interpretation of well-test pressure and cumulative production data related to MESA's Hugoton field properties. Such differences have been substantial in previous years. MESA has received preliminary indications from the independent engineers that their reserve estimates for the Hugoton field will reflect a downward revision from prior estimates by such engineers and, as a result, such estimates may be as much as 25% less than MESA's estimates of Hugoton field reserves as of December 31, 1995. See Note 4 to the consolidated financial statements of the Company located elsewhere in this Form 10-K for additional discussion of the independent engineers' reserve report.

     Oil and gas reserve quantities estimated as of December 31, 1995, reflect a net increase over 1994, after production, of approximately 171 Bcfe of natural gas. Equivalent natural gas reserves increased in each of MESA's major production areas. Increases in Hugoton field reserves reflect alignment of the assumptions used in preparing the proved reserve estimates with MESA's practice of recovering ethane at the Satanta Plant. In previous years Hugoton proved reserve estimates were prepared assuming that MESA would not recover ethane which resulted in slightly higher natural gas volumes, lower NGL volumes and lower total equivalent volumes than if ethane recovery were assumed. The decision as to whether or not to recover ethane is based on the relative value of ethane as a liquid versus the energy-equivalent value of such ethane if left in the residue natural gas. In the future, if economic conditions warrant, MESA may revise proved reserves to reflect any changes in such relative values. In the West Panhandle field, reserves were revised upward to reflect the development drilling results over the past year and the planned upgrade of the Fain Plant for a higher rate of liquids recovery per Mcf of gas produced from the field. In the Gulf Coast, reserve additions resulted from exploratory and development drilling in 1994 and 1995.

     Reserve engineering is not an exact science. Information relating to MESA's proved oil and gas reserves is based upon engineering estimates. Estimates of economically recoverable oil and gas reserves and of future net revenues depend upon a number of factors and assumptions, such as historical production performance, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and gas prices, future operating costs, severance and excise taxes, development costs and workover costs, all of which may in fact vary considerably from actual future conditions. The accuracy of any reserve estimate is a function of the quality of the available data, of engineering and geological interpretation and of subjective judgment. For these reasons, estimates of the economically recoverable quantities of oil and gas reserves attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net revenues expected therefrom prepared by different engineers or by the same engineers at different times may vary materially. Actual production, revenues, and expenditures with respect to MESA's reserves will likely vary from estimates, and such variances may be material.

     During 1995, MESA filed Form EIA-23, which included reserve estimates as of December 31, 1994, with the Energy Information Administration of the Department of Energy (the "EIA"). Such reserve estimates did not vary from those estimates contained herein by more than 5% as described above.

     The estimated quantities of proved oil and gas reserves, the standardized measure of future net cash flows from proved oil and gas reserves (the "Standardized Measure") and the changes in the Standardized Measure for each of the three years in the period ended December 31, 1995, are included under "Supplemental Financial Data" in the notes to the consolidated financial statements of the Company located elsewhere in this Form 10-K.

Production
----------

     MESA's Hugoton and West Panhandle fields are both mature reservoirs that are substantially developed and have long-life production profiles.

     Natural gas production is subject to numerous state and federal laws and Federal Energy Regulatory Commission (the "FERC") regulations. See "Regulation and Prices" below.

     Certain factors affecting production in MESA's various fields are discussed in greater detail below.

     Hugoton Field
     -------------

     The Kansas Corporation Commission (the "KCC") is the state regulatory agency that regulates oil and gas production in Kansas. One of the KCC's most important responsibilities is the determination of market demand (allowables) for the field and the allocation of allowables among the more than 9,000 wells in the field.

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

     Generally, fieldwide allowables are influenced by overall gas market supply and demand in the United States as well as specific nominations for gas from the parties who produce or purchase gas from the field. Since 1987, fieldwide allowables have increased in each year except 1991. The total field allowable in 1995 was 619 billion cubic feet ("Bcf") of wellhead gas.

     In 1994 the KCC issued an order establishing new field rules which modified the formulas used to allocate allowables among wells in the Chase formation portion of the Hugoton field. The standard pressure used in each well's calculated deliverability was reduced by 35%, greatly benefitting MESA's high deliverability wells. Also, the new rules assign a 30% greater allowable to 640-acre units with infill wells than to similar units without infill wells. Substantially all of MESA's Hugoton infill wells have been drilled. MESA's share of the allowables from the field increased from approximately 10% in late 1993 to approximately 14% after the new field rules were implemented in 1994. MESA's share of the field allowable averaged 14.3% in 1995. MESA estimates that it and the other major producers in the Hugoton field produced at or near full capacity in 1995 and MESA expects such practice to continue.

     MESA's net Hugoton field production decreased to approximately 70 Bcfe in 1995 compared with 73 Bcfe in 1994 as a result of changes in timing and duration of equipment maintenance in 1995. MESA expects its Hugoton field production will decline slightly from 1995 levels each year through 1998. Beginning in 1999, MESA expects annual production declines will reach the historical levels of 8% to 10% as a result of normal depletion.

     Excluding reserve acquisitions, MESA has invested over $138 million in capital expenditures in its Hugoton properties since 1986 to drill 382 infill wells, to construct the Satanta Plant and related facilities, and to upgrade gathering and compression facilities, production equipment and pipeline interconnects in order to increase production capacity and marketing flexibility. MESA expects future capital expenditures to be substantially lower.

     West Panhandle Field
     --------------------

     MESA's production of wet gas from the West Panhandle field is governed by the PAA and other contracts with CIG. MESA was entitled to take wet gas production up to a maximum of 32 Bcf in 1995. MESA actually took 29 Bcf primarily due to a weather-related decrease in demand in 1995. MESA will again be entitled to take wet gas production up to a maximum of 32 Bcf during 1996. After deductions for processing and royalties, MESA expects that 32 Bcf of wet gas production will result in annual net production volumes of approximately 21 Bcf of residue gas and 3 million barrels ("MMBbls") of NGLs. Beginning in 1997 MESA will have the right to take and market as much gas as it can produce, subject to specific CIG seasonal and daily entitlements as provided for under the contracts. Assuming continuation of existing economic and operating conditions, MESA expects its existing West Panhandle properties will be able to produce an average of 35 Bcf of wet gas per year for sale in the years 1997 through 2000.

     The PAA contains provisions which allocate 77% of ultimate production after January 1, 1991, to MESA and 23% to CIG. As a result, MESA records 77% of total annual West Panhandle production as sales, regardless of whether MESA's actual deliveries are greater or less than the 77% share.
The difference between MESA's 77% entitlement and the amount of production actually sold by MESA to its customers is recorded monthly as production revenue with corresponding accruals for operating costs, production taxes, depreciation, depletion and amortization, and gas balancing receivables. At December 31, 1995, MESA had cumulative production which was less than its 77% entitlement since January 1, 1991, and a long-term gas balancing receivable of $42.6 million was recorded in MESA's balance sheet in other assets. In future years, as MESA sells to customers more than its 77% entitlement share of field production, this receivable will be realized.

     See "-- Production Allocation Agreement" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" located elsewhere in this Form 10-K.

Natural Gas Processing
----------------------

     MESA processes its natural gas production for the extraction of NGLs and helium to enhance the market value of the gas stream. In recent years MESA has made substantial capital investments to enhance its natural gas processing and helium extraction capabilities in the Hugoton and West Panhandle fields. MESA owns and operates its processing facilities, which allows MESA to (i) capture the processing margin for itself, as third-party processing agreements generally available in the industry result in retention of a significant portion of the processing margin by the contract processor, (ii) control the quality of the residue gas stream, permitting it to deliver gas directly to pipelines for sales to local distribution companies, marketing companies, and end users, and (iii) realize value from premium products such as helium. MESA believes that the ability to control its production stream from the wellhead through its processing facilities to disposition at central delivery points enhances its marketing opportunities and competitive position in the industry.

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

     Satanta Natural Gas Processing Plant
     ------------------------------------

     The Satanta Plant has the capacity to process 250 MMcf of natural gas per day, and enables MESA to extract NGLs from substantially all of the gas produced from its Hugoton field properties as well as third party producers' gas. The Satanta Plant also has the ability to extract helium from the gas stream. In 1995 the Satanta Plant averaged 191 MMcf per day of inlet gas and produced a daily average of 10.9 MBbls of NGLs, 671 Mcf of crude helium, and 144 MMcf of residue natural gas.

     Fain Natural Gas Processing Plant
     ---------------------------------

     Wet gas produced from the West Panhandle field contains a high quantity of NGLs, yielding relatively greater NGL volumes than realized from most other natural gas fields. The Fain Plant has inlet capacity of 120 MMcf per day. In 1995 the Fain Plant averaged 81 MMcf per day of inlet gas and produced a daily average of 8.1 MBbls of NGLs and condensate, 53 Mcf of crude helium, and 61 MMcf of residue natural gas.

     MESA plans to expand the Fain Plant to process additional natural gas production which MESA expects to take beginning in 1997 and to process certain third-party natural gas. MESA also plans to upgrade the Fain Plant to recover additional liquids from the natural gas stream due to richer gas in the field.

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

     See "Revenues" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" located elsewhere in this Form 10-K for a table showing production and prices by area for the past three years.

     Hugoton Gas Sales Contracts
     ---------------------------

     A substantial portion of MESA's Hugoton field production was subject to two gas purchase contracts with Western Resources, Inc. ("WRI") and Missouri Gas Energy ("MGE") which expired in May 1995. Under the contracts, WRI and MGE had the right to purchase 19.9 Bcf during the first five months of 1995 at market prices. In 1995 WRI and MGE together purchased 20.7 Bcf of gas from MESA at an average price of $1.44 per Mcf under these contracts. Since June 1, 1995, gas previously subject to the WRI and MGE contracts has been sold to multiple purchasers including WRI and MGE under short-term contracts at market prices.

     MESA's efforts to maximize its annual production and to direct natural gas sales to the most favorable markets available are consistent with regulatory and contractual requirements. MESA sells its Hugoton field production to marketers, pipelines, local distribution companies, and end-users, generally at market prices.

     West Panhandle Gas Sales Contracts
     ----------------------------------

     Most of MESA's West Panhandle field residue natural gas is sold pursuant to gas purchase contracts with two major customers in the Texas panhandle area.

     Approximately 9 Bcf per year of residue natural gas is sold to a gas utility that serves residential and commercial customers in Amarillo, Texas, under the terms of a long-term agreement dated January 2, 1993, which supersedes the original contract that was in effect since 1949. The agreement contains a pricing formula for the five-year period from 1993 through 1997 whereby 70% of the volumes sold to the gas utility are sold at fixed prices and the other 30% of volumes sold are priced at a regional market index based on spot prices plus $.10 per Mcf. The fixed portion of the price formula was $2.85 per Mcf in 1994, $2.99 per Mcf in 1995 and escalates to $3.21 per Mcf in 1996 and $3.45 per Mcf in 1997. Prices for 1998 and beyond will be determined by renegotiation. MESA provides the gas utility significant volume flexibility, including a right to the residue gas volumes required to meet the seasonal needs of its residential and commercial customers. The average price received by MESA for natural gas sales to the gas utility in 1995 was $2.55 per Mcf.

     Through 1995, MESA's principal industrial customer for West Panhandle field gas was an intrastate pipeline company which serves various markets, including an electric power-generation facility near Amarillo. In 1990 MESA entered into a five-year contract with the pipeline company to supply gas to the power generation facility. The contract provided for a minimum annual volume of 8.4 Bcf in 1995 at a fixed price per million British thermal units ("MMBtu") of $1.70 in 1995. MESA periodically made sales to the pipeline company in excess of the minimum volumes specified in the contract at market prices. In 1995 MESA sold approximately 9.3 Bcf of residue natural gas to the pipeline for an average price of $1.63 per Mcf. This contract expired on December 31, 1995.

     Effective January 1, 1996, MESA entered into a four-year contract with a marketing company, an affiliate of the intrastate pipeline company, which serves the local electric power-generation facility and various other markets within and outside Amarillo, Texas. The contract provides for the sale of MESA's West Panhandle field gas which is in excess of the volumes sold to the gas utility and other existing industrial customers. The price for gas sold under this contract is a regional market index determined monthly based on spot prices plus $0.02 per MMBtu.

     Other industrial customers purchase natural gas from MESA under short- to intermediate-term contracts. These sales totaled approximately 3.5 Bcf in 1995.

     Prior to 1993, MESA's right to sell natural gas produced from the West Panhandle field was based, in part, upon contractual requirements to serve customers in Amarillo, Texas, and its environs. An amendment to the PAA in 1993 removed this restriction, and MESA now has the right to market its production elsewhere. MESA believes that the right to market production outside the Amarillo area will ensure that MESA receives competitive terms for its West Panhandle field production. Through 1999, MESA's West Panhandle field production is under contract to customers as described above.

     NGL, Helium and LNG Sales
     -------------------------

     NGL production from both the Satanta and Fain plants are sold by component pursuant to a seven-year contractual arrangement with Mapco Oil and Gas Company, a major transporter and marketer of NGLs, at the greater of Midcontinent or Gulf Coast prices at the time of sale. Helium is sold to an industrial gas company under a fifteen-year agreement that provides for annual price adjustments.

     MESA has formed a liquefied natural gas ("LNG") production and marketing joint venture, Mesa-Pacific LNG Joint Venture, L.L.C. ("Mesa Pacific"), with Pacific Enterprises, the parent company of Southern California Gas Company, in an effort to profit from the increasing use of LNG as a transportation fuel. Mesa-Pacific purchases LNG from MESA and then markets the product to fleet operators. MESA produces LNG at its Satanta Plant and is reviewing plans to add LNG production capabilities at the Fain Plant.

     Major Customers
     ---------------

     See Note 11 to the consolidated financial statements of the Company located elsewhere in this Form 10-K for information on sales to major customers.

Production Costs
----------------

     The table below presents MESA's total production costs (lease operating expenses and production and other taxes) by area of operation for each of the years ended December 31 (in thousands, except per Mcf of natural gas equivalent data):

                                1995             1994             1993
                          ---------------- ---------------- ----------------
                           Total  Per Mcfe  Total  Per Mcfe  Total  Per Mcfe
                          ------- -------- ------- -------- ------- --------
Lease Operating Expense:
   Hugoton............... $12,703  $ .18   $12,549  $ .17   $10,001  $ .18
   West Panhandle........  28,357    .73    28,347    .64    29,897    .66
   Gulf Coast............   9,848    .68    11,136   1.15    11,032    .99
   Other.................     907   2.57       623   2.00       889   1.03
                          -------          -------          -------
                           51,815    .42    52,655    .41    51,819    .45
                          -------          -------          -------
Production and Other
  Taxes:
   Hugoton...............  15,004    .21    17,505    .24    15,405    .27
   West Panhandle........   3,216    .08     3,099    .07     4,581    .10
   Gulf Coast............      34    .00        68    .01        89    .01
   Other.................     149    .42       634   2.04       257    .30
                          -------          -------          -------
                           18,403    .15    21,306    .17    20,332    .18
                          -------          -------          -------
Total Production Costs... $70,218  $ .57   $73,961  $ .58   $72,151  $ .63
                          =======          =======          =======

     MESA lease operating expenses consist of lease maintenance, gathering and processing costs and have a significant fixed-cost component. As a result, the production cost per Mcfe in the table above is affected by changes in the volume of oil and gas produced. Production tax rates in Kansas, where MESA's Hugoton field properties are located, are assessed on wellhead value. These rates were reduced from 7% in 1993 to 6% in 1994 and 5% in 1995. In 1993 West Panhandle field taxes included a one-time adjustment related to prior years' production.

     See "-- Costs and Expenses" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" located elsewhere in this Form 10-K.

Drilling Activities
-------------------

     The following table shows the results of MESA's drilling activities for the last five years:

                     1995        1994        1993       1992         1991
                 ----------- ----------- ----------- ----------- -----------
                 Gross  Net  Gross  Net  Gross  Net  Gross  Net  Gross  Net
                 ----- ----- ----- ----- ----- ----- ----- ----- ----- -----
Exploratory
 Wells:
  Productive....     1    .3   --    --    --    --      5   4.1     6   4.7
  Dry...........     4   4.0   --    --      1   1.0     1    .4     1    .2
Development
 Wells:
  Productive....    20  14.0    31  24.5    43  29.1    22  16.5    26  10.9
  Dry...........   --    --      1    .8   --    --    --    --    --    --
                 ----- ----- ----- ----- ----- ----- ----- ----- ----- -----
    Total.......    25  18.3    32  25.3    44  30.1    28  21.0    33  15.8
                 ===== ===== ===== ===== ===== ===== ===== ===== ===== =====

     At December 31, 1995, the Company was participating in the drilling of one gross (.25 net) well.

Producing Acreage and Wells, Undeveloped Acreage
------------------------------------------------

     MESA's ownership of oil and gas acreage held by production, producing wells and undeveloped oil and gas acreage as of December 31, 1995, is set forth in the following table:

                               Producing        Producing      Undeveloped
                                Acreage           Wells          Acreage
                            ----------------  --------------  --------------
                             Gross     Net    Gross    Net    Gross    Net
                            -------  -------  -----  -------  ------  ------
Onshore U.S.:
     Kansas................ 258,818  231,278  1,387    988.9   5,280   5,280
     Texas................. 241,354  185,654    601    452.4     480     156
     Wyoming...............  11,477    4,365      2      --   14,926   9,391
     North Dakota..........   4,661    3,532     20      3.8   3,932   2,572
     Other.................   2,597    2,139     13      1.3  22,012  11,573
                            -------  -------  -----  -------  ------  ------
          Total Onshore.... 518,907  426,968  2,023  1,446.4  46,630  28,972
                            -------  -------  -----  -------  ------  ------
Offshore U.S.:
     Louisiana.............  87,024   45,710    189     39.7  20,210  19,898
     Texas.................  73,808   18,848     59     10.1  17,280  17,280
                            -------  -------  -----  -------  ------  ------
          Total Offshore... 160,832   64,558    248     49.8  37,490  37,178
                            -------  -------  -----  -------  ------  ------
Grand Total................ 679,739  491,526  2,271  1,496.2  84,120  66,150
                            =======  =======  =====  =======  ======  ======

     MESA has interests in 2,092 gross (1,473.5 net) producing gas wells and 179 gross (22.7 net) producing oil wells in the United States. MESA also owns approximately 84,632 net acres of producing minerals and 42,964 net acres of nonproducing minerals in the United States.

The NGV Business
----------------

     MESA believes that the transportation market offers opportunities to realize premium prices for natural gas. MESA believes that the natural gas vehicles ("NGV") market will develop and expand in the next decade, particularly in light of (i) the National Energy Policy Act of 1992, (ii) the amendments to the 1990 Federal Clean Air Act which require the use of alternative fuels by certain fleets, (iii) the requirements of numerous state and municipal environmental regulations, (iv) generally increased awareness of the adverse environmental and pollution effects of crude oil-based motor fuels, and (v) the development of more efficient equipment to convert gasoline- and diesel-burning engines to operate on natural gas. MESA's strategies have included (i) the development, manufacture, and sale of engine-specific conversion equipment which meets the most stringent emissions standards, and (ii) pursuing conversion equipment sales, fleet conversions, fueling station installations, and the administration of fueling and conversion programs. In 1996 MESA initiated a strategic process designed to redirect its efforts in the natural gas-fuel systems business. MESA expects to continue to be active in the development of conversion systems and will begin providing contract engineering support for heavy-duty natural gas engine applications, but will no longer market, manufacture or install such systems.

     Conversion Equipment
     -------------------

     MESA's wholly owned subsidiary, Mesa Environmental Ventures Co. ("Mesa Environmental") has developed a natural gas vehicle conversion system, the Gas Engine Management ("GEM") system, which MESA believes is the cleanest and most advanced conversion product in the industry. Mesa Environmental is currently marketing its GEM system to fleet operators in the United States. In February 1996 Mesa Environmental signed letters of intent with two companies to exchange certain of its assets and GEM technology, including the right to manufacture and install GEM systems, for equity in one such company and a royalty interest from the other. MESA believes that its association with these leading manufacturers and marketers will ultimately provide MESA greater profit potential in the natural gas vehicle conversion business.

     Fueling Business
     ----------------

     In 1994 MESA entered into a fueling arrangement with a large operator of airport shared-ride fleet vehicles. MESA agreed to finance the acquisition by the fleet operator of certain natural gas-fueled vans and conversion equipment, and the fleet operator agreed to purchase natural gas at MESA's fueling facilities. This financing/fueling arrangement is designed to be a model for similar agreements with fleet operators at select other locations in the U.S. MESA currently operates natural gas fueling stations near the Phoenix, Arizona, airport and in Anaheim, California.
MESA plans to open a new facility near LAX Airport in Los Angeles in 1996.

Organizational Structure
------------------------

    MESA owns and operates its oil and gas properties and other assets through various direct and indirect subsidiaries. Its direct wholly owned subsidiaries are Mesa Operating Co. ("MOC"), Mesa Holding Co. ("MHC"), and Hugoton Management Co. ("HMC"). Its principal indirect wholly owned subsidiary is Hugoton Capital Limited Partnership ("HCLP").

     MOC
     ---

     MOC owns MESA's properties in the West Panhandle field of Texas and MESA's interests in the Gulf of Mexico and the Rocky Mountain area. MOC also owns an approximate 99% limited partnership interest in HCLP. In addition, MOC owns helium attributable to its West Panhandle field properties and HCLP's Hugoton field properties.

     MOC is MESA's principal operating subsidiary. Most of MESA's employees are employed by MOC, and MOC is generally responsible for all of MESA's operations, administration, and marketing, including the operations of HCLP.

     HCLP
     ----

     Substantially all of MESA's Hugoton field property interests (including gathering systems and compression and gas processing facilities), are owned by HCLP. HCLP also owns the Satanta Plant, which was constructed by MOC. MOC operates the plant under a long-term lease.

     HCLP was formed in 1991 to own substantially all of MESA's Hugoton field properties and to issue certain long-term notes secured by those properties (the "HCLP Secured Notes"). The indenture and mortgage for the HCLP Secured Notes contain various covenants which, among other things, limit HCLP's ability to sell or acquire oil and gas property interests, incur additional indebtedness, make unscheduled capital expenditures, make distributions of property or funds subject to the mortgage, enter into certain types of long-term contracts, or forward sales of production. The agreements also require HCLP to remain in partnership form; its general partner is HMC. The assets of HCLP, which is required to maintain separate existence from MESA, are generally not available to pay creditors of MESA or its subsidiaries other than HCLP. The HCLP agreements require proceeds from production to be applied towards payment of HCLP's operating, administrative, and capital costs, and to service HCLP's debt. To the extent cash flows exceed these requirements, such "excess cash" is generally available for distribution to MESA subsidiaries that own an equity interest in HCLP.

     MHC
     ---

     MHC principally conducts various investment activities. At December 31, 1995, MHC held approximately $74 million of cash and investments, an approximate 1% limited partnership interest in HCLP, and all of the equity of Mesa Environmental.

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

     In an effort to address its liquidity issues, MESA's Board approved a proposal solicitation process which started in late 1994 and was expanded in mid-1995. The process has included solicitation of proposals for a sale of MESA, a stock-for-stock merger, joint ventures, asset sales, equity infusions, and refinancing transactions. On February 28, 1996, MESA entered into a letter of intent with Rainwater to raise $265 million of equity in connection with a refinancing of MESA's debt.

     For additional information regarding the Rainwater transaction and MESA's financial position, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" located elsewhere in this Form 10-K.

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

     Price Regulations
     -----------------

     In the recent past, maximum selling prices for certain categories of oil, gas, condensate, and NGLs were subject to federal regulation. In 1981 all federal price controls over sales of crude oil, condensate and NGLs were lifted. Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act (the "Decontrol Act") deregulated natural gas prices for all "first sales" of natural gas, which includes all sales by MESA of its own production. As a result, all sales of MESA's domestically produced oil, gas, condensate and NGLs may be sold at market prices, unless otherwise committed by contract.

     Natural Gas Regulation
     ----------------------

     Historically, interstate pipeline companies generally acted as wholesale merchants by purchasing natural gas from producers and reselling the gas to local distribution companies and large end-users. Commencing in late 1985, the FERC issued a series of orders that have had a major impact on interstate natural gas pipeline operations, services, and rates, and thus have significantly altered the marketing and price of natural gas. The FERC's key rulemaking action, Order 636 ("Order 636"), issued in April 1992, required each interstate pipeline to, among other things, "unbundle" its traditional bundled sales services and create and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services, firm and interruptible transportation services, and stand-by sales and gas balancing services), and to adopt a new rate-making methodology to determine appropriate rates for those services. To the extent the pipeline company or its sales affiliate makes gas sales as a merchant in the future, it does so pursuant to private contracts in direct competition with all other sellers, such as MESA; however, pipeline companies and their affiliates were not required to remain "merchants" of gas, and most of the interstate pipeline companies have become "transporters only." In subsequent orders, the FERC largely affirmed the major features of Order 636 and denied a stay of the implementation of the new rules pending judicial review. By the end of 1994, the FERC had concluded the Order 636 restructuring proceedings, and, in general, accepted rate filings implementing Order 636 on every major interstate pipeline. However, even through the implementation of Order No. 636 on individual interstate pipelines is essentially complete, many of the individual pipeline restructuring proceedings, as well as Order No. 636 itself and the regulations promulgated thereunder, are subject to pending appellate review and could possibly be changed as a result of future court orders. MESA cannot predict whether the FERC's orders will be affirmed on appeal or what the effects will be on its business.

     In recent years the FERC also has pursued a number of other important policy initiatives which could significantly affect the marketing of natural gas. Some of the more notable of these regulatory initiatives include (i) a series of orders in individual pipeline proceedings articulating a policy of generally approving the voluntary divestiture of interstate pipeline-owned gathering facilities by interstate pipelines to their affiliates (the so-called "spin-down" of previously-regulated gathering facilities to the pipeline's nonregulated affiliate), (ii) the completion of a rulemaking involving the regulation of pipelines with marketing affiliates under Order No. 497, (iii) the FERC's on-going efforts to promulgate standards for pipeline electronic bulletin boards and electronic data exchange, (iv) a generic inquiry into the pricing of interstate pipeline capacity, (v) efforts to refine the FERC's regulations controlling operation of the secondary market for released pipeline capacity, and (vi) a policy statement regarding market-based rates and other non-cost-based rates for interstate pipeline transmission and storage capacity. Several of these initiatives are intended to enhance competition in natural gas markets, although some, such as "spin-downs," may have the adverse effect of increasing the cost of doing business on some in the industry as a result of the monopolization of those facilities by their new, unregulated owners. The FERC has attempted to address some of these concerns in its orders authorizing such "spin-downs," but it remains to be seen what effect these activities will have on access to markets and the cost to do business. As to all of these recent FERC initiatives, the on-going, or, in some instances, preliminary evolving nature of these regulatory initiatives makes it impossible at this time to predict their ultimate impact on MESA's business.

     MESA owns, directly or indirectly, certain natural gas facilities that it believes meet the traditional tests the FERC has used to establish a company's status as a gatherer not subject to FERC jurisdiction under the Natural Gas Act of 1938 (the "NGA"). Moreover, recent orders of the FERC have been more liberal in their reliance upon or use of the traditional tests, such that in many instances, what was once classified as "transmission" may now be classified as "gathering." MESA transports its own gas through these facilities. MESA also transports certain of its gas through gathering facilities owned by others, including interstate pipelines. With respect to item (i) in the preceding paragraph, on May 27, 1994, the FERC issued orders in the context of the "spin-off" or "spin-down" of interstate pipeline-owned gathering facilities. A "spin-off" is a FERC-approved sale of such facilities to a non-affiliate. A "spin-down" is the transfer by the interstate pipeline of its gathering facilities to an affiliate. A number of spin-offs and spin-downs have been approved by the FERC and implemented. The FERC held that it retains jurisdiction over gathering provided by interstate pipelines, but that it generally does not have jurisdiction over pipeline gathering affiliates, except in the event of affiliate abuse (such as actions by the affiliate undermining open and nondiscriminatory access to the interstate pipeline). These orders require nondiscriminatory access for all sources of supply, prohibit the tying of pipeline transportation service to any service provided by the pipeline's gathering affiliate, and require the new gathering company to submit a "default" contract if a satisfactory contract cannot be mutually agreed upon by the interstate pipeline and its existing customers. Several petitions for rehearing of the FERC's May 27, 1994, orders were filed. On November 30, 1994, the FERC issued a series of rehearing orders largely affirming the May 27, 1994, orders. The FERC clarified that "default" contracts are intended to serve only as a transition mechanism to prevent arbitrary termination of gathering service to existing customers. Also, the FERC now requires interstate pipelines to not only seek authority under Section 7(b) of the NGA to abandon certificated facilities, but also to seek authority under Section 4 of the NGA to terminate service from both certificated and uncertificated facilities. On December 31, 1994, an appeal was filed with the U.S. Court of Appeals for the D.C. Circuit to overturn three of the FERC's November 30, 1994, orders. MESA cannot predict what the ultimate effect of the FERC's orders pertaining to gathering will have on its production and marketing, or whether the Appellate Court will affirm the FERC's orders on these matters.

     State and Other Regulation
     --------------------------

     All of the jurisdictions in which MESA owns producing oil and gas properties have statutory provisions regulating the exploration for and production of crude oil and natural gas. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and relating to the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. MESA's operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. Some states, such as Texas, Oklahoma, and Kansas have, in recent years, reviewed and substantially revised methods previously used to make monthly determinations of allowable rates of production from fields and individual wells. See "-- Production" for a discussion of recent changes to MESA's allowables in the Hugoton field. The effect of these regulations is to limit the amounts of oil and natural gas MESA can produce from its wells, and to limit the number of wells or the location at which MESA can drill.

     State regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, non-discriminatory take requirements, but does not generally entail rate regulation. Natural gas gathering has received greater regulatory scrutiny at both the state and federal levels in the wake of the interstate pipeline restructuring under Order 636. For example, Oklahoma recently enacted a prohibition against discriminatory gathering rates, and certain Texas and Kansas regulatory officials have expressed interest in evaluating similar rules in their respective states.

     Federal Royalty Matters
     -----------------------

     By a letter dated May 3, 1993, directed to thousands of producers holding interests in federal leases, the United States Department of the Interior (the "DOI") announced its interpretation of existing federal leases to require the payment of royalties on past natural gas contract settlements which were entered into in the 1980s and 1990s to resolve, among other things, take-or-pay and minimum take claims by producers against pipelines and other buyers. The DOI's letter set forth various theories of liability, all founded on the DOI's interpretation of the term "gross proceeds" as used in federal leases and pertinent federal regulations. In an effort to ascertain the amount of such potential royalties, the DOI sent a letter to producers on June 18, 1993, requiring producers to provide all data on all natural gas contract settlements, regardless of whether gas produced from federal leases was involved in the settlement. MESA received a copy of this information demand letter. In response to the DOI's action, in July 1993 various industry associations and others filed suit in the United States District Court for the Northern District of West Virginia seeking an injunction to prevent the collection of royalties on natural gas contract settlement amounts under the DOI's theories. The lawsuit, styled "Independent Petroleum Association v. Babbitt," was transferred to the United States District Court in Washington, D.C. On June 14, 1995, the Court issued a ruling in this case holding that royalties are payable to the United States on gas contract settlement proceeds in accordance with the Minerals Management Service's May 3, 1993, letter to producers. This ruling was appealed and is now pending in the D.C. Circuit Court of Appeals. The DOI's claim in a bankruptcy proceeding against a producer based upon an interstate pipeline's earlier buy-out of the producer's gas sale contract was rejected by the Federal Bankruptcy Court in Lexington, Kentucky, in a proceeding styled "Century Offshore Management Corp.". While the facts of the Court's decision do not involve all of the DOI's theories, the Court found on those at issue that DOI's theories were without legal merit, and the Court's reasoning suggests that the DOI's other claims are similarly deficient. This decision was upheld in the District Court and is now on appeal in the Sixth Circuit Court of Appeals. Because both the "Independent Petroleum Association v. Babbitt" and "Century Offshore Management Corp." decisions have been appealed, and because of the complex nature of the calculations necessary to determine potential additional royalty liability under the DOI's theories, it is impossible to predict what, if any, additional or different royalty obligation the DOI may assert or ultimately be entitled to recover with respect to any of MESA's prior natural gas contract settlements.

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

     The Oil Pollution Act of 1990 ("OPA") and regulations thereunder impose a variety of regulations on "responsible parties" (which include owners and operators of offshore facilities) related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. In addition, OPA imposes ongoing requirements on responsible parties, including proof of financial responsibility to cover at least some costs in a potential spill. On August 25, 1993, the Minerals Management Service (the "MMS") published an advance notice of its intention to adopt a rule under OPA that would require owners and operators of offshore oil and gas facilities to establish $150 million in financial responsibility. Under the proposed rule, financial responsibility could be established through insurance, guaranty, indemnity, surety bond, letter of credit, qualification as a self-insurer, or a combination thereof. There is substantial uncertainty as to whether insurance companies or underwriters will be willing to provide coverage under OPA because the statute provides for direct lawsuits against insurers who provide financial responsibility coverage, and most insurers have strongly protested this requirement. The financial tests or other criteria that will be used to judge self-insurance are also uncertain. As a result of the strong opposition to the $150 million financial responsibility requirement in its present form, the DOI has decided not to implement the OPA until some time in 1996. While there has been discussion in the United States Congress about amending the financial responsibility requirements of the OPA, such action has not been undertaken to date. MESA cannot predict the final form of the financial responsibility rule that will be adopted by the MMS, but such rule has the potential to result in the imposition of substantial additional annual costs on MESA or otherwise have material adverse effects on MESA's operations in the Gulf of Mexico.

     Under current federal regulations concerning offshore operations, the MMS is authorized to require lessees to post supplemental bonds to cover their potential leasehold abandonment costs. By letter dated November 9, 1995, MESA was advised by the MMS that it does not qualify for a waiver from supplemental bond requirements and that MESA may be required to post supplemental bonds covering its potential obligations with respect to offshore operations. On December 8, 1995, the MMS published a Notice of Proposed Rulemaking in which the MMS proposed to further clarify and update its Outer Continental Shelf operational bond requirements. Comments with respect to this proposed rulemaking are due March 7, 1996. MESA cannot predict the final form of the financial responsibility rule that will be adopted by the MMS or whether the MMS will require it to post supplemental bonds, but such rule or requirement has the potential to result in substantial additional annual costs to MESA or otherwise have material adverse effects on MESA's operation in the Gulf of Mexico.

     In 1993 a number of companies in New Mexico, including MESA, were named in a preliminary information request from the Environmental Protection Agency (the "EPA") as persons who may be potentially responsible for costs incurred in connection with the Lee Acres Landfill site. Although MESA did not directly dispose of any materials at the site, it may have contracted to transport materials from its operations with certain trucking companies also named in the information request. To the extent any materials produced by MESA may have been transported to the site, MESA believes that such materials were rainwater and/or water produced from natural gas wells, which MESA believes are exempt or excluded from the definitions of "hazardous waste" or "hazardous substance" under applicable Federal environmental laws, although the EPA may assert a contrary position. Since submitting its response to the information request in April 1994, MESA has not received any additional inquiries or information from the EPA concerning the site, including whether MESA is, in fact, asserted to be a responsible party for the site or what potential liability, if any, MESA may face in connection with this matter.

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

Item 3.  Legal Proceedings
==========================

Masterson Lawsuit
-----------------

    In February 1992 the current lessors of an oil and gas lease (the "Gas Lease") dated April 30, 1955, between R. B. Masterson, et al., as lessor, and CIG, as lessee, sued CIG in Federal District Court in Amarillo, Texas, claiming that CIG had underpaid royalties due under the Gas Lease. The Company owns an interest in the Gas Lease. In August 1992 CIG filed a third-party complaint against the Company for any such royalty underpayments which may be allocable to the Company's interest in the Gas Lease. The plaintiffs alleged that the underpayment was the result of CIG's use of an improper gas sales price upon which to calculate royalties and that the proper price should have been determined pursuant to a "favored-nations" clause in a July 1, 1967, amendment to the Gas Lease (the "Gas Lease Amendment"). The plaintiffs also sought a declaration by the court as to the proper price to be used for calculating future royalties.

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

Preference Unitholders
----------------------

    The Company was a defendant in certain purported class-action lawsuits related to the December 31, 1991, conversion of the Partnership into the Company filed in the U.S. District Court for the Northern District of Texas- -Dallas Division in the fall of 1991. The lawsuits were brought under
Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 thereunder, as well as state law, and alleged, inter alia, that (i) the General Partner breached fiduciary duties to the holders of Preference Units in structuring the conversion of the Partnership to corporate form and allocating Common Stock and (ii) the related proxy statement contained material misstatements and omissions. This lawsuit sought payment of preferential distribution amounts on the Preference Units plus unspecified damages, attorneys' fees and other relief. On January 17, 1992, plaintiffs moved for leave to amend their compliant to allege that it was also brought under Sections 11, 12(2) and 15 of the Securities Act of 1933 and Rule 10b-5 under the Exchange Act and to allege that the Partnership failed to obtain an allegedly required vote of 90% of unitholders or, in lieu thereof, the required opinion of independent counsel. On June 5, 1992, a class was certified. On August 12, 1994, the Court granted defendants' Motion for Summary Judgment and entered a judgment in favor of all defendants. The plaintiffs appealed, and on June 19, 1995, the Fifth Circuit affirmed the decision of the District Court. No application for rehearing or petition for writ of certiorari was filed. Accordingly, the judgment in favor of the Company is final and nonappealable.

Lease Termination
-----------------

    In 1991 the Company sold certain producing oil and gas properties to Seagull Energy Company ("Seagull"). In 1994 two lawsuits were filed against Seagull in the 100th District Court in Carson County, Texas, by certain land and royalty owners claiming that certain of the oil and gas leases owned by Seagull have terminated due to cessation in production and/or lack of production in paying quantities occurring at various times from first production through 1994. In the third quarter of 1995 Seagull filed third-party complaints against the Company claiming breach of warranty and false representation in connection with the sale of such properties to Seagull. The Company believes it has several defenses to these lawsuits including a two-year limitation on indemnification set forth in the purchase and sale agreement.

     Seagull filed a similar third-party complaint June 29, 1995, against the Company covering a different lease in the 69th District Court in Moore County, Texas. The Company believes it has similar defenses in this case.

     The plaintiffs in the cases against Seagull are seeking to terminate the leases. Seagull, in its complaint against the Company, is seeking unspecified damages relating to any leases which are terminated.

Shareholder Litigation
----------------------

     On July 3, 1995, Robert Strougo filed a class action and derivative action in the District Court of Dallas County, Texas, 160th Judicial District, against T. Boone Pickens, Paul W. Cain, John L. Cox, John S. Herrington, Wales H. Madden, Jr., Fayez S. Sarofim, Robert L. Stillwell, and
J. R. Walsh, Jr. (the "Director Defendants"), each of whom is a present or former director of MESA. The class action is purportedly brought on behalf of a class of MESA shareholders and alleges, inter alia, that the Board infringed upon the suffrage rights of the class and impaired the ability of the class to receive tender offers by adoptions of the shareholder rights plan. The lawsuit is also brought derivatively on behalf of MESA and alleges, inter alia, that the Board breached fiduciary duties to MESA by adopting the shareholder rights plan and by failing to consider the sale of MESA. The lawsuit seeks unspecified damages, attorneys' fees, and injunctive and other relief. Two other lawsuits filed by Herman Krangel, Lilian Krangel, Jacquelyn A. Cady, and William A. Montagne, Jr., in the District Court of Dallas County have been consolidated into this lawsuit. The Court is presently considering a motion to dismiss the plaintiffs' consolidated petition.

     On July 18, 1995, Deborah M. Eigen and Adele Brody filed a purported derivative lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against the Director Defendants in their capacities as members of the Board. This lawsuit is brought under state law and alleges, inter alia, that the Board breached fiduciary duties to MESA by adopting a shareholder rights plan and by failing to consider the sale of MESA. The lawsuit is brought derivatively on behalf of MESA and seeks unspecified damages, attorneys' fees, and other relief. On January 22, 1996, the Court denied the Director Defendants' motion to dismiss for failure to state a claim.

Contingencies
-------------

     See Note 9 to the consolidated financial statements of the Company included elsewhere in this Form 10-K for discussion of the above legal proceedings and the estimated effect, if any, on MESA's results of operations and financial position.

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

     None.


                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters
======================================================================

     The following table sets forth, for the periods indicated, the high and low closing prices for MESA's common stock as reported by the New York Stock
Exchange:

                                                            Common Stock
                                                           --------------
                                                            High     Low
                                                           ------   ------
1995:
     First Quarter........................................ $6-1/8   $4-5/8
     Second Quarter.......................................  6-1/8    3-1/2
     Third Quarter........................................  5-1/2    3-7/8
     Fourth Quarter.......................................  4-7/8    3

1994:
     First Quarter........................................ $8-1/2   $5-5/8
     Second Quarter.......................................  7        5-3/8
     Third Quarter........................................  5-7/8    5-1/8
     Fourth Quarter.......................................  5-1/2    3-5/8

----------
* MESA's common stock trades on the New York Stock Exchange under the symbol MXP. At December 31, 1995, there were 64,050,009 common shares outstanding.

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

     At March 6, 1996, there were 18,376 record holders of MESA's common shares.

Item 6.  Selected Financial Data
================================

     The following table sets forth selected financial information of MESA as of the dates or for the periods indicated. This table should be read in conjunction with the consolidated financial statements of the Company and related notes thereto included elsewhere in this Form 10-K.

                           As of or for the Years Ended December 31
                 ----------------------------------------------------------
                    1995        1994        1993        1992        1991
                 ----------  ----------  ----------  ----------  ----------
                           (in thousands, except per share data)

Revenues........ $  234,959  $  228,737  $  222,204  $  237,112  $  249,546
                 ==========  ==========  ==========  ==========  ==========
Operating income $   47,965  $   28,683  $   22,012  $   26,221  $   34,128
                 ==========  ==========  ==========  ==========  ==========
Net loss........ $  (57,568) $  (83,353) $(102,448)  $  (89,232) $  (79,163)
                 ==========  ==========  ==========  ==========  ==========
Net loss per
 common share... $     (.90) $    (1.42) $    (2.61) $    (2.31) $    (2.05)
                 ==========  ==========  ==========  ==========  ==========
Dividends per
 common share... $     --    $     --    $    --     $    --     $    --
                 ==========  ==========  ==========  ==========  ==========
Total assets.... $1,464,696  $1,483,959  $1,533,382  $1,676,523  $1,832,816
                 ==========  ==========  ==========  ==========  ==========
Long-term debt,
 including
 current
 maturities..... $1,236,743  $1,223,293  $1,241,294  $1,286,155  $1,310,705
                 ==========  ==========  ==========  ==========  ==========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
========================================================================

Disclosure Regarding Forward-Looking Statements
-----------------------------------------------

     This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including without limitation, the statements under "Capital Resources and Liquidity" and Notes 2 and 4 to the consolidated financial statements of the Company regarding MESA's financial position, strategic alternatives, and financial instrument covenant compliance, are forward-looking statements. Although MESA believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from MESA's expectations ("Cautionary Statements") are disclosed in this Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-
K. All subsequent written and oral forward-looking statements attributable to MESA or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Results of Operations
---------------------

     The following table presents a summary of the results of operations of MESA for the years indicated:

                                                Years Ended December 31
                                            -------------------------------
                                              1995       1994       1993
                                            ---------  ---------  ---------
                                                     (in thousands)

     Revenues.............................. $ 234,959  $ 228,737  $ 222,204
     Operating and administrative costs....  (103,571)  (107,767)  (100,093)
     Depreciation, depletion and
       amortization........................   (83,423)   (92,287)  (100,099)
                                            ---------  ---------  ---------
     Operating income......................    47,965     28,683     22,012
     Interest expense, net of
       interest income.....................  (132,708)  (131,300)  (131,298)
     Other.................................    27,175     19,264      6,838
                                            ---------  ---------  ---------
     Net loss.............................. $ (57,568) $ (83,353) $(102,448)
                                            =========  =========  =========

     Revenues
     --------

     The table below presents, for the years indicated, the revenues, production and average prices received from sales of natural gas, natural gas liquids and oil and condensate.

                                                 Years Ended December 31
                                               ----------------------------
                                                 1995      1994      1993
                                               --------  --------  --------
     Revenues (in thousands):
          Natural gas......................... $129,534  $139,580  $141,798
          Natural gas liquids.................   75,321    72,771    61,427
          Oil and condensate..................   19,594     7,877    12,428
                                               --------  --------  --------
               Total.......................... $224,449  $220,228  $215,653
                                               ========  ========  ========
     Natural Gas Production (MMcf):
          Hugoton.............................   48,871    51,986    47,476
          West Panhandle......................   20,357    22,983    23,786
          Gulf Coast..........................    8,073     7,359     8,517
          Other...............................       11        11        41
                                               --------  --------  --------
               Total..........................   77,312    82,339    79,820
                                               ========  ========  ========
     Natural Gas Liquids Production (MBbls):
          Hugoton.............................    3,524     3,430     1,481
          West Panhandle......................    2,994     3,423     3,480
          Gulf Coast..........................       48        53        81
          Other...............................        5         5         8
                                               --------  --------  --------
               Total..........................    6,571     6,911     5,050
                                               ========  ========  ========
     Oil and Condensate Production (MBbls):
          Hugoton.............................     --        --         104
          West Panhandle......................      118       164       153
          Gulf Coast..........................    1,025       337       352
          Other...............................       52        45       129
                                               --------  --------  --------
               Total..........................    1,195       546       738
                                               ========  ========  ========
                                                      Year Ended December 31
                                                      ----------------------
                                                       1995    1994    1993
                                                      ------  ------  ------
     Weighted average sales price:
          Natural gas (per Mcf)
               Hugoton............................... $ 1.32  $ 1.57  $ 1.78
               West Panhandle........................   1.83    1.80    1.72
               Gulf Coast............................   1.59    1.81    2.08
               Other.................................    .54    1.29     .85
                                                      ------  ------  ------
                    Average*......................... $ 1.65  $ 1.67  $ 1.79
                                                      ======  ======  ======
          Natural gas liquids (per Bbl)
               Hugoton............................... $10.76  $10.03  $12.35
               West Panhandle........................  12.33   11.06   12.04
               Gulf Coast............................  11.37   11.52   12.61
               Other.................................   8.77    8.58   10.51
                                                      ------  ------  ------
                    Average.......................... $11.48  $10.55  $12.14
                                                      ======  ======  ======
          Oil and condensate (per Bbl)
               Hugoton............................... $ --    $ --    $18.21
               West Panhandle........................  14.13   13.38   15.04
               Gulf Coast............................  16.57   15.18   16.69
               Other.................................  16.48   14.43   17.08
                                                      ------  ------  ------
                    Average.......................... $16.32  $14.58  $16.63
                                                      ======  ======  ======

     * Includes the effects of hedging activities. See "Natural Gas Prices" below.

     The increase in total revenues from sales of natural gas, NGLs, and oil and condensate from 1994 to 1995 is primarily attributable to increased oil and condensate production in 1995, increased liquids prices in 1995 and approximately $12.7 million of natural gas hedge gains recognized in 1995. These factors offset the decrease in natural gas and natural gas liquids production and the lower market prices for natural gas production in 1995. The increase in revenues from 1993 to 1994 was primarily due to increased natural gas and natural gas liquids production in 1994, partially offset by the decrease in prices from 1993 to 1994.

     Natural gas revenues decreased from 1993 to 1994 and from 1994 to 1995. In 1995 production was lower in both the Hugoton and West Panhandle fields due to timing and duration of equipment maintenance and weather-related reduction in demand, respectively. Total natural gas production increased from 1993 to 1994 primarily due to higher allowables in the Hugoton field partially offset by slightly lower West Panhandle and Gulf Coast production. Average natural gas prices were slightly lower in 1995 than in 1994. Prices received for market price-based production was $.22 per Mcf (14%) lower in 1995. MESA's hedge gains increased the reported prices for such production by $.20 per Mcf. The lower market prices were the result of the continuing surplus of natural gas supply. Average natural gas prices received were 7% lower in 1994 than in 1993 due to generally lower market prices. (See "Natural Gas Prices" below.)

     NGL revenues increased in 1995 compared to 1994. Hugoton field NGL production was slightly higher despite lower natural gas production reflecting improved yields from the Satanta Plant. West Panhandle field NGL production decreased in 1995 in proportion to the lower natural gas production. The lower production was offset by higher average prices in 1995 due to improved market conditions for NGLs. NGL production increased from 1993 to 1994 as a result of increases in Hugoton field liquids production. In the third quarter of 1993 the Satanta Plant in the Hugoton field was completed. The plant, which is capable of processing up to 250 MMcf of natural gas per day, replaced MESA's older Ulysses natural gas processing plant which could process up to 160 MMcf per day. The Satanta Plant has the ability to extract a greater quantity of NGLs per Mcf of natural gas, reject nitrogen and produce crude helium.

     Oil and condensate revenues increased approximately 150% from 1994 to 1995. Gulf Coast production was up over 200% due to successful drilling in late 1994. Average oil and condensate prices were also higher in 1995 by $1.74 per Bbl. Prior to the resumption of drilling in the Gulf Coast in 1994, MESA's oil and condensate production had been on a decline.

     West Panhandle production is governed by the terms of a contract with CIG. See discussion below under "Production Allocation Agreement."

     MESA's production from the Hugoton field is affected by the allowables set for the entire field and by the portion of allowables allocated to MESA's wells. See "Production -- Hugoton Field" in the business section of this Form 10-K.

     Natural Gas Prices
     ------------------

     Substantially all of MESA's natural gas production is sold under short- or long-term sales contracts. Approximately 80% of MESA's annual natural gas sales, whether or not such sales are governed by a contract, are at market prices. The following table shows MESA's natural gas production sold under fixed price contracts and production sold at market prices:

                                                  Years Ended December 31
                                                 --------------------------
                                                  1995      1994      1993
                                                 ------    ------    ------
Natural Gas Production (MMcf):
     Sold under fixed price contracts..........  15,212    13,935    19,467
     Sold at market prices.....................  62,100    68,404    60,353
                                                 ------    ------    ------
          Total production.....................  77,312    82,339    79,820
                                                 ======    ======    ======

     Percent sold at market prices.............     80%       83%       76%
                                                 ======    ======    ======

     In addition to its fixed price contracts, MESA will, when circumstances warrant, hedge the price received for its market-sensitive production through natural gas futures contracts. The following table shows the effects of MESA's fixed price contracts and hedging activities on its natural gas prices:

                                                  Years Ended December 31
                                                 --------------------------
                                                  1995      1994      1993
                                                 ------    ------    ------
Average Natural Gas Prices (per Mcf):
     Fixed price contracts.....................  $ 2.12    $ 2.16    $ 1.94

     Market prices received....................    1.33      1.55      1.75
     Hedge gains (losses)......................     .20       .01      (.01)
                                                 ------    ------    ------
          Total market prices..................    1.53      1.56      1.74
                                                 ------    ------    ------
     Total average prices......................  $ 1.65    $ 1.67    $ 1.79
                                                 ======    ======    ======

     Gains and losses from hedging activities are included in natural gas revenues when the hedged production occurs. MESA recognized gains from hedging activities of $12.7 million in 1995, $895,000 in 1994, and losses of $324,000 in 1993.

     Costs and Expenses
     ------------------

     MESA's aggregate costs and expenses declined by approximately 7% from 1994 to 1995. Lease operating expenses declined marginally due to decreased production. Production and other taxes decreased 14% from 1994 to 1995 due to decreased production in the Hugoton and West Panhandle fields and lower tax rates for Hugoton field production in 1995. See "Production Costs" in the business section located elsewhere in this Form 10-K. Exploration charges in 1995 were greater than in 1994 reflecting increased exploration activities in the Gulf of Mexico and consist primarily of exploratory dry-hole expense. General and administrative ("G&A") expenses were lower in 1995 than in 1994 primarily due to lower legal expenses and a reduction in employee benefit expenses. Depreciation, depletion and amortization ("DD&A") expense, which is calculated quarterly on a unit-of-production basis, was lower in 1995 than in 1994 primarily due to lower equivalent production in 1995, oil and gas reserve increases in the Hugoton and West Panhandle fields in the fourth quarters of 1994 and 1995, and additional reserve discoveries in the Gulf Coast in 1994 and 1995. (See "Supplemental Financial Data" in the notes to the consolidated financial statements of the Company located elsewhere in this Form 10-K for discussion of oil and gas reserves.)

     MESA's aggregate costs and expenses declined marginally from 1993 to 1994. Lease operating expenses increased by 2% as a result of higher operating costs associated with MESA's Satanta Plant and higher Hugoton field production. See "Production Costs" in the business section located elsewhere in this Form 10-K. Exploration charges in 1994 were greater than in 1993 reflecting MESA's increased exploration activities in the Gulf of Mexico and resulted primarily from the purchase of 3-D seismic data. G&A expenses were higher in 1994 than in 1993 primarily due to litigation expenses associated with MESA's defense of a royalty lawsuit in the West Panhandle field. DD&A expense was lower in 1994 compared to 1993. DD&A expense reflects the 1994 reserve increases in the Hugoton and West Panhandle fields and reserve discoveries in the Gulf Coast. (See "Supplemental Financial Data" in the notes to the consolidated financial statements of the Company located elsewhere in this Form 10-K.)

     Other Income (Expense)
     ----------------------

     Interest expense in 1995 was not materially different from 1994 and 1993 as average aggregate debt outstanding did not materially change.

     Interest income increased from $10.7 million in 1993, to $13.5 million in 1994, and to $15.9 million in 1995 as a result of higher average cash balances and higher average interest rates earned on these cash balances in 1994 and 1995.

     Results of operations for the years 1995, 1994, and 1993 include certain items which are either non-recurring or are not directly associated with MESA's oil and gas producing operations. The following table sets forth the amounts of such items (in thousands):

                                                   Years Ended December 31
                                                  -------------------------
                                                    1995     1994     1993
                                                  -------  -------  -------
     Gains from investments...................... $18,420  $ 6,698  $ 3,954
     Gains from collections from Bicoastal
       Corporation...............................   6,352   16,577   18,450
     Gains on dispositions of oil
       and gas properties........................     --       --     9,600
     Litigation settlement.......................     --       --   (42,750)
     Gain from adjustment of contingency reserve.     --       --    24,000
     Expense of debt exchange transaction........     --       --    (9,651)
     Other.......................................   2,403   (4,011)   3,235
                                                  -------  -------  -------
          Total Other Income..................... $27,175  $19,264  $ 6,838
                                                  =======  =======  =======

     The gains from investments relate to MESA's investments in marketable securities and energy futures contracts, which include New York Mercantile Exchange ("NYMEX") futures contracts, commodity price swaps and options that are not accounted for as hedges of future production. MESA's investments in marketable securities and futures contracts are valued at market prices at each reporting date with gains and losses included in the statement of operations for such reporting period whether or not such gains or losses have been realized. At December 31, 1995, MESA had recognized but not realized approximately $7.6 million of gains primarily associated with open positions in natural gas futures contracts. As of March 6, 1996, MESA had closed substantially all of the positions open at December 31, 1995, at a realized loss of $156,000. Positions which were open at December 31, 1995, and remain open had unrealized gains of $1.7 million at March 6, 1996.

     The gains from collection of interest from Bicoastal Corporation relate to a note receivable from such company, which was in bankruptcy. MESA's claims in the bankruptcy exceeded its recorded receivable. As of year-end 1995, MESA had collected the full amount of its allowed claim plus a portion of the interest due on such claims. The gains on dispositions of oil and gas properties relate primarily to 1993 sales of oil producing properties in the deep Hugoton and Rocky Mountain areas for approximately $26 million.

     The litigation settlement charge relates to MESA's 1994 settlement of a lawsuit with Unocal Corporation ("Unocal"). The litigation related to a 1985 investment in Unocal by Original Mesa and certain other defendants.
The plaintiffs had sought to recover alleged "short-swing profits" plus interest totaling over $150 million pursuant to Section 16(b) of the Securities Exchange Act of 1934. In early 1994 MESA and the other defendants reached a settlement with the plaintiffs and agreed to pay $47.5 million to Unocal, of which MESA's share was $42.8 million. MESA issued additional 12-3/4% secured discount notes due June 30, 1998 with a face amount of $48.2 million to fund its share of the settlement.

     In the fourth quarter of 1993, MESA completed a settlement with the Internal Revenue Service (the "IRS") resolving all tax issues relating to the 1984 through 1987 tax returns of Original Mesa. MESA had previously established contingency reserves for the IRS claims and certain other contingent liabilities in excess of the actual and estimated liabilities. As a result of the settlement with the IRS and the resolution and revaluation of certain other contingent liabilities, MESA recorded a net gain of $24 million in the fourth quarter of 1993.

     The debt exchange expense relates to costs associated with MESA's $600 million debt exchange transaction completed in 1993.

     Production Allocation Agreement
     -------------------------------

     Effective January 1, 1991, MESA entered into the PAA with CIG which allocates 77% of reserves and production from the West Panhandle field to MESA and 23% to CIG. During 1995, 1994, and 1993, MESA produced and sold 71%, 69%, and 74%, respectively, of total production from the field; the balance of field production was sold by CIG. MESA records its 77% ownership interest in natural gas production as revenue. The difference between the net value of production sold by MESA and the net value of its 77% entitlement is accrued as a gas balancing receivable. The revenues and costs associated with such accrued production are included in results of operations.

     The following table presents the incremental effect on production and results of operations from entitlement production recorded in excess of actual sales as a result of the PAA (dollars in thousands):


                                   Years Ended December 31
                                 --------------------------- January 1, 1991
                                  1995      1994      1993       To Date
                                 -------   -------   ------- ---------------

     Revenues accrued........... $ 4,260   $ 8,662   $ 5,145     $58,715
     Costs and expenses accrued.  (1,576)   (3,075)   (1,059)    (16,145)
                                 -------   -------   -------     -------
     Recorded to receivable.....   2,684     5,587     4,086      42,570
                                 -------   -------   -------     -------
     Depreciation, depletion
       and amortization.........  (1,680)   (3,713)   (1,244)    (25,142)
                                 -------   -------   -------     -------
          Total................. $ 1,004   $ 1,874   $ 2,842     $17,428
                                 =======   =======   =======     =======
     Production Accrued:
          Natural gas (MMcf)....   1,155     2,386       740      15,887
          Natural gas liquids
            (MBbls).............     171       355       106       2,275

     At December 31, 1995, the long-term gas balancing receivable from CIG, net of accrued costs, relating to the PAA was $42.6 million, which is included in other assets in the consolidated balance sheet. The provisions of the PAA allow for periodic and ultimate cash balancing to occur. The PAA also provides that CIG may not take in excess of its 23% share of ultimate production.

Capital Resources and Liquidity
-------------------------------

     MESA is primarily in the business of exploring for, developing, producing, processing and selling natural gas and oil. MESA owns and operates its oil and gas properties and other assets through its direct and indirect subsidiaries which include MOC, MHC and HCLP.

     At December 31, 1995, MESA owned almost 1.9 trillion cubic feet of estimated proved equivalent natural gas reserves. MESA's reserves are located in the Hugoton field of southwest Kansas (64%), the West Panhandle field of Texas (32%), the Gulf Coast (3%), and the Rocky Mountains (1%). MOC owns all of MESA's interest in the West Panhandle field, the Gulf Coast and the Rocky Mountains. HCLP owns substantially all of MESA's Hugoton field interests with MOC holding the remaining portion of such interests. MHC owns no oil and gas property interests, but does have a substantial amount of cash and investments.

      MESA is highly leveraged with over $1.2 billion of long-term debt, including current maturities. HCLP is the obligor on approximately $505 million (41%) of MESA's debt which is secured by HCLP's Hugoton property interests. The obligors on the remainder of MESA's debt are the Company and MOC; the majority of such debt is secured by liens on the West Panhandle field properties and a portion of MOC's equity interest in HCLP.

     The assets and cash flows of HCLP that are subject to the mortgage securing HCLP's debt are dedicated to service HCLP's debt and are not available to pay creditors of MESA or its subsidiaries other than HCLP.

     The debt of MOC and the Company, more fully described below, consists primarily of bank debt and secured and unsecured discount notes (the "Discount Notes"). MESA's current financial forecasts indicate, assuming no changes in its capital structure and no significant transactions are completed, that cash generated by operating activities, together with cash and investments on hand, will not be sufficient for MOC and the Company to make all of the debt principal and interest obligations due in June 1996.
In addition, certain covenants related to MESA's bank debt and certain cross-default provisions of the Discount Notes could result in the acceleration of approximately $656 million of long-term debt principal due in mid-1997 and mid-1998 to the first half of 1996.

     In an effort to address its liquidity issues, the Board approved and implemented a proposal solicitation process which started in late 1994 and was expanded in mid-1995. The process has included solicitation of proposals for a sale of MESA, a stock-for-stock merger, joint ventures, asset sales, equity infusions, and refinancing transactions. On February 28, 1996, MESA signed a letter of intent with Rainwater to raise $265 million of equity in connection with a refinancing of MESA's debt.

     Set forth below and in Notes 2 and 4 to the consolidated financial statements of the Company, is a more detailed discussion of MESA's debt, its capital resources and liquidity, the Rainwater transaction, and the other alternatives MESA may pursue to address its liquidity issues.

     Long-term Debt
     --------------

     The following table provides additional information as to MESA's long-term debt at December 31, 1995 (in thousands):

                                                  Obligors
                                             ------------------
                                               MOC       HCLP       Total
                                             --------  --------  ----------
     Debt:
          HCLP Secured Notes(a)............  $   --    $504,674  $  504,674
          Credit Agreement(b)..............    61,131      --        61,131
          12-3/4% secured discount
            notes(c)(e)....................   618,518      --       618,518
          12-3/4% unsecured discount
            notes(d)(e).....................   39,725      --        39,725
          Other.............................   12,695      --        12,695
                                             --------  --------  ----------
                                              732,069   504,674   1,236,743
     Current maturities.....................  (67,530)  (33,883)   (101,413)
                                             --------  --------  ----------
     Long-term debt......................... $664,539  $470,791  $1,135,330
                                             ========  ========  ==========
----------
     (a) These notes are secured by the Hugoton field properties and are due in semiannual installments through August 2012, but may be repaid earlier depending on the rate of production from the properties.

     (b) The bank credit facility (the "Credit Agreement") is secured by a first lien on MOC's West Panhandle field properties, MESA's equity interest in MOC and a 76% limited partnership interest in HCLP and is due in various installments through June 1997. At
          December 31, 1995, the Credit Agreement also supported letters of credit totaling $11.4 million that are not included in the table above.

     (c) These notes are due in June 1998 and are secured by second liens on MOC's West Panhandle field properties and a 76% limited partnership interest in HCLP.

     (d)  These notes are unsecured and are due on June 30, 1996.

     (e) The Discount Notes began accruing interest, payable semiannually beginning on December 31, 1995, at a rate of 12-3/4% per annum on July 1, 1995.

     The following tables summarize MESA's 1995 actual and 1996 through 1999 forecast cash requirements, assuming no changes in capital structure, for interest, debt principal and capital expenditures (in thousands):

                                Actual                Forecast
                               -------- -----------------------------------
                                 1995     1996     1997     1998     1999
                               -------- -------- -------- -------- --------
     HCLP:
       Interest payments,
         net(a)................$ 45,399 $ 46,700 $ 44,300 $ 41,700 $ 38,900
       Principal repayments(b).  15,507   33,900   33,300   36,100   37,100
       Capital expenditures(c).   9,682    4,000      900      200      200
                               -------- -------- -------- -------- --------
                               $ 70,588 $ 84,600 $ 78,500 $ 78,000 $ 76,200
                               ======== ======== ======== ======== ========
    MOC and the Company:
       Interest payments,
         net(a)................$  3,427 $132,800 $ 97,300 $ 98,100 $ 84,700
       Principal repayments:
           Credit Agreement(d).  10,000   22,500   38,600      --      --
           12-3/4% unsecured
             discount notes(e).     --    39,700     --        --      --
           12-3/4% secured
             discount notes(e).     --       --      --    617,400     --
           13-1/2%
             subordinated
             notes.............     --       --      --        --     7,400
           Other...............     --     5,300     --        --      --
       Capital expenditures(c).  32,615   24,000   14,500      500     --
                               -------- -------- -------- -------- --------
                               $ 46,042 $224,300 $150,400 $716,000 $ 92,100
                               ======== ======== ======== ======== ========
----------
     (a) Cash interest payments, net of interest income. The interest payments due on December 31, 1995, related to the Discount Notes, were made on January 2, 1996, in accordance with the terms of the indentures and are reflected as 1996 cash outflows.

     (b) HCLP Secured Note principal payments are determined based on actual or deemed production from the HCLP Hugoton properties. Such principal payment could be greater under certain circumstances. See Note 4 to the consolidated financial statements of the Company included elsewhere in this Form 10-K.

     (c) Forecast capital expenditures represent MESA's best estimate of drilling and facilities expenditures required to attain projected levels of production from its existing properties during the forecast period and to fund its current exploration and development program. Capital expenditures in 1996 include $9.5 million of committed capital expenditures. Capital expenditures may be greater than or less than the amounts reflected in the table.

     (d) Amounts due under the Credit Agreement may be accelerated if tangible adjusted equity falls below $50 million. (See discussion below.) Also, principal repayments set forth in the table do not include the $11.4 million in letter of credit obligations currently outstanding and required to be cash collateralized when final maturities under the Credit Agreement are repaid.

     (e) Amounts due under the Discount Notes may be accelerated if there is a continuing Event of Default under the Credit Agreement.

     The Credit Agreement requires MESA to maintain tangible adjusted equity, as defined, of $50 million, and available cash, as defined, of $32.5 million. At December 31, 1995, MESA's tangible adjusted equity was approximately $64.7 million and available cash was $139.5 million.

     Assuming no changes in its capital structure and no significant transactions are completed, the Company expects to continue to report substantial net losses and expects its tangible adjusted equity to fall below $50 million in the first half of 1996. If and when MESA determines that tangible adjusted equity is below $50 million, an Event of Default would occur under the Credit Agreement and the bank would have the right to accelerate the payment of all outstanding principal and require cash collateralization of letters of credit. Unless and until the Credit Agreement default were cured or waived or the debt under the Credit Agreement were repaid or otherwise discharged, an Event of Default under the Credit Agreement would cause a cross default under the Discount Note indentures. Pursuant to the subordination provisions of such indentures, MESA would be prohibited from making any payments on the Discount Notes for specified periods upon and during the continuance of any Event of Default under the Credit Agreement.

     The Credit Agreement and the indentures governing the Discount Notes restrict, among other things, MESA's ability to incur additional indebtedness, create liens, pay dividends, acquire stock or make investments, loans and advances.

     Company Resources and Cash Flows
     --------------------------------

     The following table sets forth certain of MESA's near-term resources as of or for the year ended December 31, 1995 (in thousands):

                                       MOC      HCLP       MHC      Total
                                     -------  -------  ----------  --------

     Cash and investments(a)........ $65,441  $47,613   $74,369    $187,423
     Working capital (deficit)...... (37,530)   3,393    77,938      43,801
     Restricted cash(b).............    --     57,731      --        57,731

     Cash flows from
      operating activities:
          Oil and gas sales, net
           of production and
           administrative costs..... $61,447  $63,810   $  --      $125,257
          Interest payments, net(c).  (7,988) (45,399)    4,561     (48,826)
          Other.....................  (2,702)   1,175    (5,663)     (7,190)
                                     -------  -------   -------    --------
          Net cash provided by
            (used in) operating
            activities.............  $50,757  $19,586   $(1,102)   $ 69,241
                                     =======  =======   =======    ========
----------
     (a) Included in working capital. HCLP cash includes $40.2 million which is subject to the HCLP Secured Note mortgage. On January 2, 1996, MOC made a $42 million interest payment on its Discount Notes.

     (b) Non-current asset in balance sheet. Represents a liquidity reserve account established for the HCLP Secured Notes.

     (c)  Cash interest payments, net of interest income.

     MESA's current financial forecasts indicate, assuming no changes in its capital structure and no significant transactions are completed, that cash generated by operating activities, together with available cash and investment balances, will be not be sufficient to make all of its required debt principal and interest obligations due in June 1996. If amounts outstanding under the Credit Agreement were to be accelerated in the first half of 1996, MESA would expect to have sufficient cash to meet the Credit Agreement obligations and cure an Event of Default under the Credit Agreement and avoid, at that time, cross defaults under the terms of its Discount Note indentures. However, such a payment would substantially
deplete MESA's remaining cash and investments balances.   MESA will make
decisions regarding such payments on its debt as they come due, taking into account the status at that time of the Rainwater transaction discussed below.

     Exploration of Strategic Alternatives/
     Proposed Transaction With Rainwater
     --------------------------------------

     In an effort to address its liquidity issues and to position MESA for expansion through exploration and development, in December 1994 MESA announced its intent to sell all or a portion of its interests in the Hugoton field. In the first quarter of 1995 MESA began an auction process to sell such properties. MESA's Board concluded the auction process in the second quarter of 1995 after no acceptable bids were received for the Hugoton properties.

     On July 6, 1995, the Board approved and implemented a proposal solicitation process which expanded its exploration of strategic alternatives to include consideration of the sale of MESA, a stock-for-stock merger, joint ventures, asset sales, equity infusions, and refinancing transactions. MESA engaged an independent financial advisor to assist in these efforts and to solicit proposals on its behalf. The proposal solicitation process commenced in August 1995 and MESA received proposals beginning on November 20, 1995.

     On February 28, 1996, MESA signed a letter of intent with Rainwater to raise $265 million of equity in connection with a refinancing of MESA's debt. Pursuant to the terms of the letter of intent, Rainwater will purchase in a private placement approximately 58.8 million shares of a new class of convertible preferred stock and MESA will offer approximately 58.4 million shares of convertible preferred stock to MESA stockholders in a rights offering (the "Rights Offering"). Rainwater will provide a standby commitment to purchase any shares of preferred stock not subscribed to in the Rights Offering. Rights will be distributed to common stockholders on a pro rata basis. The rights will allow the stockholder to purchase, in respect of each share of common stock, approximately .91 shares of preferred stock at $2.26 per share, the same per share price at which Rainwater will purchase preferred shares. The rights will be transferrable and holders of the rights will be offered over-subscription privileges for shares not purchased by other rights holders.

     Each preferred share will be convertible into one share of MESA common stock at any time prior to mandatory redemption in 2006. An annual 8% pay-in-kind dividend will be paid on the preferred shares during the first four years following issuance. Thereafter, the 8% dividend may, at the option of MESA, be paid in cash or additional shares depending on whether certain financial tests are met.

     The preferred stock will represent 63.6% of the fully diluted common shares at the time of issuance and 70.6% after the mandatory four-year pay-in-kind period, assuming no other stock issuance by MESA. The preferred stock will have a liquidation price equal to the purchase price. The preferred shares purchased in the Rights Offering will vote with the common stock as a single class on all matters, except as otherwise required by law and except for certain special voting rights for shares held by Rainwater.

     Rainwater will be entitled to elect two members of MESA's Board, which will have seven directors. The Rainwater designees will constitute two of the three members of a newly formed executive committee of the Board. The executive committee will act for the whole Board on matters which by law do not need Board authorization and will have authority over major capital transactions, stock issuances, financing arrangements, budgeting, and other items.

     During an interim 30-day period beginning February 28, 1996, MESA, with assistance from Rainwater, will seek commitments for new bank loans plus assurance of availability of new subordinated debt to be issued in conjunction with the transaction. Proceeds from the new debt, when combined with proceeds from the newly issued equity and MESA's available cash balances, would refinance or repay all of MESA's existing debt.

     The proposed transaction is subject to certain conditions, including negotiation and execution of definitive agreements, arrangement of the new debt financing, due diligence by Rainwater and MESA stockholder approval. The parties anticipate executing definitive agreements in about 30 days. The transaction will be submitted to a vote of stockholders at a special meeting expected to take place in June 1996. The Rights Offering would commence promptly after that meeting. There can be no assurance that this transaction will be completed, or if completed, what the final terms or timing thereof will be. Nor can there be any assurance regarding the availability or terms of any refinancing debt.

     The ability of MESA to continue as a going concern is dependent upon several factors. The successful completion of the Rainwater transaction is expected to position MESA to continue as a going concern and to pursue its business strategies. The consolidated financial statements of MESA do not include any adjustments reflecting any treatment other than going concern accounting.

     If the Rainwater transaction is not completed, MESA will pursue other alternatives to address its liquidity issues and financial condition, including other potential transactions arising from the proposal solicitation process, the possibility of seeking to restructure its balance sheet by negotiating with its current debt holders or seeking protection from its creditors under the Federal Bankruptcy Code.

Other
-----

     See Note 9 to the consolidated financial statements of the Company included elsewhere in this Form 10-K for information regarding the status of certain pending litigation.

     In March 1995 the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. (See Note 1 to the consolidated financial statements of the Company included elsewhere in this Form 10-K for discussion of this accounting standard.)

     MESA recognizes its ownership interest in natural gas production as revenue. Actual production quantities sold may be different from MESA's ownership share of production in a given period. MESA records these differences as gas balancing receivables or as deferred revenue. Net gas balancing underproduction represented approximately 2% of total equivalent production for the year ended December 31, 1995, compared with 5% during the same period in 1994 and 3% in 1993. The gas balancing receivable or deferred revenue component of natural gas and natural gas liquids revenues in future periods is dependent on future rates of production, field allowables and the amount of production taken by MESA or by its joint interest partners.

     MESA invests from time to time in marketable equity and other securities, as well as in energy-related commodity futures contracts, which include NYMEX futures contracts, price swaps and options. MESA also enters into natural gas futures contracts as a hedge against natural gas price fluctuations.

     Management does not anticipate that inflation will have a significant effect on MESA's operations.

Item 8.  Consolidated Financial Statements and Supplementary Data
=================================================================

     The consolidated financial statements of the Company, and notes thereto, together with the report of Arthur Andersen LLP, MESA's independent public accountants, dated March 6, 1996, and supplementary data are included in this Form 10-K under Item 14 on pages F-2 through F-8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
========================================================================

     None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
============================================================

                                    Directors
                                    ---------

    The following table sets forth each person on the Board of Directors of the Registrant, (i) his name and age, (ii) the period during which he has served as a director, and (iii) his principal occupation over the last five years (including other directorships and business experience):

                                                  Business Experience
           Name and Age                           Over Past Five Years
     ------------------------                ------------------------------

     Boone Pickens, age 67.................. January 1992-Present, Chairman
                                             of the Board of Directors and
                                             Chief Executive Officer of the
                                             Company; October 1985-December
                                             1991, General Partner of Mesa
                                             Limited Partnership (prede-
                                             cessor to the Company and
                                             hereinafter referred to as the
                                             "Partnership") and Chief
                                             Executive Officer and Director
                                             of Pickens Operating Co., (the
                                             corporate general partner of
                                             the Partnership); 1964-January
                                             1987, Chairman of the Board,
                                             President, and founder of Mesa
                                             Petroleum Co. (predecessor to
                                             the Partnership, hereinafter
                                             referred to as "Original
                                             Mesa").

     Paul W. Cain, age 57................... January 1992-Present, Director,
                                             President and Chief Operating
                                             Officer of the Company; August
                                             1986-December 1991, President
                                             and Chief Operating Officer of
                                             Pickens Operating Co.; Director
                                             of Bicoastal Corporation.

     John S. Herrington, age 56............. January 1992-Present, Director
                                             of the Company; December 1991
                                             -Present, personal investments
                                             and real estate activities; May
                                             1990-November 1991, Chairman of
                                             the Board of Harcourt Brace
                                             Jovanovich, Inc. (publishing);
                                             May 1989-May 1990, Director of
                                             Harcourt Brace Jovanovich,
                                             Inc.; February 1985-January
                                             1989, Secretary of the
                                             Department of Energy of the
                                             United States.


     Wales H. Madden, Jr., age 68........... January 1992-Present, Director
                                             of the Company; December 1985
                                             -December 1991, Member of the
                                             Advisory Committee of the
                                             Partnership; 1964-January 1987,
                                             Director of Original Mesa; Self
                                             -employed attorney and
                                             businessman for more than the
                                             last five years; Director of
                                             Boatmen's First National Bank
                                             of Amarillo.

     Dorn Parkinson, age 49..................May 1995-Present, Director of
                                             the Company; April 1986-
                                             Present, President of
                                             Washington Corporations
                                             (principal businesses of
                                             Washington Corporations and its
                                             affiliates include rail
                                             transport, mining, ship
                                             berthing, environmental
                                             remediation, interstate
                                             trucking, and the repair and
                                             sale of machinery and
                                             equipment); January 1995-
                                             Present, Chairman of the Board
                                             of Kasler Holding Company
                                             (heavy construction and
                                             contract mining); July 1993-
                                             October 1994, President and
                                             Chief Operating Officer of
                                             Kasler Holding Company;
                                             Director of Kasler Holding
                                             Company.

     Joel L. Reed, age 45....................September 1995-Present,
                                             Director of the Company;
                                             August 1994-Present, partner
                                             with Batchelder & Partners,
                                             Inc.; October 1984-July 1994,
                                             various capacities including
                                             Chief Financial Officer,
                                             President and Chief Executive
                                             Officer of Wagner and Brown,
                                             Ltd. and affiliates (privately
                                             owned company consisting of
                                             companies engaged  in energy,
                                             real estate, manufacturing,
                                             agribusiness, and investment
                                             services); Director of Magnetic
                                             Delivered Therapeutics.

     Fayez S. Sarofim, age 67............... January 1992-Present, Director
                                             of the Company; Chairman of the
                                             Board and President of Fayez
                                             Sarofim & Co. (investment
                                             adviser) for more than the last
                                             five years; Director of
                                             Teledyne, Inc., Unitrin, Inc.,
                                             Argonaut Group, Inc., and
                                             Imperial Holly Corporation.

     Robert L. Stillwell, age 59............ January 1992-Present, Director
                                             of the Company; December 1985
                                             -December 1991, Member of the
                                             Advisory Committee of the Part-
                                             nership; 1969-January 1987,
                                             Director of Original Mesa;
                                             Partner in the law firm of
                                             Baker & Botts, L.L.P., for more
                                             than the last five years.

                                Executive Officers
                                ------------------

     The following table sets forth the name, age, and five-year employment history of each Executive Officer of the Company:

                                                  Business Experience
           Name and Age                           Over Past Five Years
     ------------------------                ------------------------------

     Boone Pickens, age 67.................. January 1992-Present, Chairman
                                             of the Board of Directors and
                                             Chief Executive Officer of the
                                             Company; October 1985-December
                                             1991, General Partner of the
                                             Partnership and Chief Executive
                                             Officer and Director of Pickens
                                             Operating Co.; 1964-January
                                             1987, Chairman of the Board,
                                             President, and founder of
                                             Original Mesa.

     Paul W. Cain, age 57................... January 1992-Present, Director,
                                             President and Chief Operating
                                             Officer of the Company; August
                                             1986-December 1991, President
                                             and Chief Operating Officer of
                                             Pickens Operating Co.; Director
                                             of Bicoastal Corporation.

     Dennis E. Fagerstone, age 47........... January 1992-Present, Vice
                                             President-Exploration and
                                             Production of the Company; May
                                             1991-December 1991, Vice
                                             President-Exploration and
                                             Production of Pickens Operating
                                             Co.; June 1988-May 1991, Vice
                                             President-Operations of Pickens
                                             Operating Co.

     Stephen K. Gardner, age 36............. June 1994-Present, Vice
                                             President and Chief Financial
                                             Officer of the Company; January
                                             1992-May 1994, Vice President
                                             of BTC Partners Inc. (financial
                                             consultant to the Company); May
                                             1988-December 1991, Financial
                                             Analyst of BTC Partners, Inc.;
                                             June 1987-April 1988, Financial
                                             Analyst of the Partnership;
                                             Director of Bicoastal
                                             Corporation.

     Andrew J. Littlefair, age 35........... January 1992-Present, Vice
                                             President-Public Affairs of the
                                             Company; August 1987-December
                                             1991, Assistant to the General
                                             Partner of the Partnership;
                                             January 1984-August 1987, Staff
                                             Assistant to the President of
                                             the United States, Washington,
                                             D.C.

     William D. Ballew, age 37.............. January 1992-Present, Con-
                                             troller of the Company; May
                                             1991-December 1991, Controller
                                             of the Partnership; January
                                             1991-May 1991, Manager-
                                             Accounting of Pickens Operating
                                             Co.;  December 1988-December
                                             1990, Assistant to the
                                             Controller of Pickens Operating
                                             Co.; July 1986-December 1988,
                                             Audit Manager for Price
                                             Waterhouse, Dallas, Texas.

Item 11.  Executive Compensation
================================

     The table set forth below contains certain information regarding compensation earned by, awarded to, or paid to the Chief Executive Officer and the other four most highly compensated executive officers of the Company for services rendered to the Company during the years 1993, 1994 and 1995.

                          Summary Compensation Table
                          --------------------------

                                               Annual Compensation
                                       ----------------------------------
                                                             Other Annual
  Name and Principal Position    Year    Salary    Bonus     Compensation(1)
-------------------------------- ----   --------  --------   ------------

Boone Pickens,                   1995   $675,000  $      0    $     --
  Chairman of the Board of       1994    675,000   175,000          --
  Directors and Chief Executive  1993    675,000         0          --
  Officer

Paul W. Cain,                    1995    400,020         0          --
  President and Chief Operating  1994    400,020   150,000          --
  Officer                        1993    400,020   225,000          --

Dennis E. Fagerstone,            1995    199,980    50,000          --
  Vice President-Exploration     1994    199,980   100,000          --
  and Production                 1993    199,980    75,000          --

Stephen K. Gardner,              1995    175,020    40,000          --
  Vice President and Chief       1994(8)  92,095    60,000          --
  Financial Officer              1993       --        --            --

Andrew J. Littlefair,            1995    139,980    40,000          --
  Vice President-Public Affairs  1994    115,980   100,000          --
                                 1993    115,980    75,000          --

                                          Long-Term
                                         Compensation
                                        Awards-Number
                                          of Shares
                                          Underlying       All Other
  Name and Principal Position     Year   Options/SARs    Compensation(2)
--------------------------------  ----  ---------------  ---------------

Boone Pickens,                    1995            0      $   35,914(3)
  Chairman of the Board of        1994      200,000       1,094,500(4)
  Directors and Chief Executive   1993      275,000         114,750
  Officer

Paul W. Cain,                     1995            0          22,165(5)
  President and Chief Operating   1994      150,000          93,503
  Officer                         1993      100,000         106,253

Dennis E. Fagerstone,             1995            0          14,663(6)
  Vice President-Exploration      1994       85,000          50,997
  and Production                  1993       10,000          46,747

Stephen K. Gardner,               1995            0          12,915(7)
  Vice President and Chief        1994(8)   135,000          25,856
  Financial Officer               1993         --              --

Andrew J. Littlefair,             1995            0          11,163(9)
  Vice President-Public Affairs   1994       85,000          36,717
                                  1993       25,000          32,467

(1) Apart from the compensation set forth in the summary compensation table and under the plans and pursuant to the transactions described below, other compensation paid for services during the years ended December 31, 1995, 1994, and 1993, respectively, to each individual named in the summary compensation table aggregated less than 10% of the total salary and bonus reported for such individual in the summary compensation table, or $50,000, if lower.

(2) Except as reflected in other notes, "All Other Compensation" consists of the following items. First, the Company maintains an Employees Premium Plan and a Profit Sharing Plan, both of which are retirement plans (the "Retirement Plans"), for all employees (see separate discussion below). The Company declared contributions to the Retirement Plans of 5% of each employee's compensation in 1995 and 17% of each employee's compensation in 1994 and 1993. However, total employer contributions to the Retirement Plans for the account of a participant in any calendar year are limited as specified by the Internal Revenue Code (the "Code") and the Retirement Plans. See "Limitation on Contributions to Benefit Plans" below. The maximum annual amount of employer contributions to a participant's accounts in the Retirement Plans totaled $7,500 in 1995, $25,500 in 1994, and $30,000 in 1993. Second, to the extent that 5% of an employee's total compensation exceeded $7,500 in 1995, that 17% of an employee's total compensation exceeded $25,500 in 1994 (in both cases, all employees with total compensation in excess of $150,000), and that 17% of an employee's total compensation exceeded $30,000 in 1993 (all employees with total compensation in excess of $176,470), the Company, as a matter of policy, paid the excess amount in cash to such employee. Third, in 1995 there was a reallocation to participant accounts of forfeitures in the Profit Sharing Plan from unvested balances in the accounts of employees who terminated during 1994.

(3) Includes the following: a $7,500 Retirement Plans contribution; a $2,164 reallocation of forfeitures in the Profit Sharing Plan; a $26,250 payment in lieu of a Retirement Plans contribution in excess of the contribution limitation as described in Note 2 above.

(4) Includes the following: a $25,500 Retirement Plans contribution; a $119,000 payment in lieu of a Retirement Plans contribution in excess of the contribution limitation as described in Note 2 above; a $950,000 bonus payment that has been deferred until Mr. Pickens' retirement and that was subject to his continued employment (except in certain events) through December 31, 1995, with respect to the Company's 1994 commodities and securities investment activities managed by him.

(5) Includes the following: a $7,500 Retirement Plans contribution; a $2,164 reallocation of forfeitures in the Profit Sharing Plan; a $12,501 payment in lieu of a Retirement Plans contribution in excess of the contribution limitation as described in Note 2 above.

(6) Includes the following: a $7,500 Retirement Plans contribution; a $2,164 reallocation of forfeitures in the Profit Sharing Plan; a $4,999 payment in lieu of a Retirement Plans contribution in excess of the contribution limitation as described in Note 2 above.

(7) Includes the following: a $7,500 Retirement Plans contribution; a $2,164 reallocation of forfeitures in the Profit Sharing Plan; a $3,251 payment in lieu of a Retirement Plans contribution in excess of the contribution limitation as described in Note 2 above.

(8)  Mr. Gardner became an officer of the Company in June 1994.

(9) Includes the following: a $7,500 Retirement Plans contribution; a $2,164 reallocation of forfeitures in the Profit Sharing Plan; a $1,499 payment in lieu of a Retirement Plans contribution in excess of the contribution limitation as described in Note 2 above.

Employees Premium and Profit Sharing Plans
------------------------------------------

     MESA maintains the Retirement Plans for the benefit of its employees. Each year, the Company is required to contribute to the Employees Premium Plan 5% of the total compensation (as defined in the plan) paid to participants and may also contribute up to 12% of total compensation (as defined) to the Profit Sharing Plan. In previous years, the Company had declared contributions of 17% to the Retirement Plans. In 1995 the Company declared contributions of 5% to the Retirement Plans.

     Participants become 30% vested in their account balances in the Retirement Plans after three years of service and 40% vested after four years of service. Participants become vested an additional 20% for each additional year of service through year seven. Effective December 31, 1991, in conjunction with the conversion of the Partnership to the Company (the "Corporate Conversion"), all participants were fully vested in their account balances in the Retirement Plans as of that date as a result of certain property dispositions consummated in 1990 and 1991. Participants remain fully vested in their 1991 balances, but contributions in 1992 and later years under the Retirement Plans are subject to the vesting schedule described above.

     Prior years of service with the Company's predecessors are counted in the vesting schedule. Amounts accumulated and vested are distributable only under certain circumstances, including termination of the Retirement Plans.

Limitation on Contributions to Benefit Plans
--------------------------------------------

     Total employer contributions to the Retirement Plans for the account of a participant in any calendar year are limited to the lesser of what is specified by the Code or by the Retirement Plans. The Code provides that annual additions to a participant's account may not exceed the lesser of $30,000 or 25% of the amount of the participant's annual compensation. The Retirement Plans provide that aggregate annual additions to a participant's account may not exceed 17% of eligible compensation as defined by the Retirement Plans. The eligible compensation per the Code was limited to $150,000 in 1995, $150,000 in 1994, and $228,000 in 1993. The Company, in
its discretion, may determine to make cash payments of amounts attributable to an employee's participation in the Retirement Plans to the extent such amounts exceed the Code limitations. As a matter of general policy for employees of the Company, the Company makes annual cash payments directly to employees to the extent that the annual additions to the account of each such employee pursuant to the Retirement Plans would exceed the Code limitations.

1991 Stock Option Plan
----------------------

     The 1991 Stock Option Plan (the "Option Plan") was approved by stockholders in 1991 and amended by stockholders in 1994. Its purpose is to serve as an incentive to, and aid in the retention of, key executives and other employees whose training, experience, and ability are considered important to the operations and success of the Company. The Option Plan is administered by the Stock Option Committee composed of non-employee directors of the Company who meet the requirements of "disinterested person" in Rule 16b-3 (c)(2)(i) of the Securities Exchange Act of 1934. Pursuant to the Option Plan, the Stock Option Committee is given the authority to designate plan participants, to determine the terms and provisions of options granted thereunder, and to supervise the administration of the plan. A total of 4,000,000 shares of Common Stock are currently subject to the plan, of which options for 3,062,950 shares have been granted. At December 31, 1995, the following stock options were outstanding:

                                                                  Number of
                                                                   Options
                                                                  ---------

     Granted....................................................  3,062,950
     Exercised..................................................    (62,720)
     Forfeited..................................................    (67,840)
                                                                  ---------
     Outstanding at December 31, 1995...........................  2,932,390
                                                                  =========

     Shares of Common Stock subject to an option are awarded at an exercise price that is equivalent to at least 100% of the fair market value of the Common Stock on the date the option is granted. The purchase price of the shares as to which the option is exercised is payable in full at exercise in cash or in shares of Common Stock previously held by the optionee for more than six months, valued at their fair market value on the date of exercise. Subject to Stock Option Committee approval and to certain legal limitations, an optionee may pay all or any portion of the purchase price by electing to have the Company withhold a number of shares of Common Stock having a fair market value equal to the purchase price. Options granted under the Option Plan include a limited right of relinquishment that permits an optionee, in lieu of purchasing the entire number of shares subject to purchase thereunder and subject to consent of the Stock Option Committee, to relinquish all or part of the unexercised portion of an option, to the extent exercisable, for cash and/or shares of Common Stock in an amount representing the appreciation in market value of the shares subject to such options over the exercise price thereof. In its discretion, the Stock Option Committee may provide for the acceleration of any unvested installments of outstanding options. The Board of Directors may amend, alter, or discontinue the Option Plan, subject in certain cases to stockholder approval.

     The options granted and outstanding at December 31, 1995, have exercise prices and vesting schedules as set forth in the following table:

               Exercise                       Vesting Schedule
Number of      Price Per       --------------------------------------------
 Options         Share            30%         55%         80%        100%
---------      ---------       --------    --------    --------    --------
1,126,000      $ 6.8125        07/10/92    01/10/93    01/10/94    01/10/95
  134,500       11.6875        04/02/93    10/02/93    10/02/94    10/02/95
  101,890        5.8125        11/18/93    05/18/94    05/18/95    05/18/96
  475,000        7.3750        05/10/94    11/10/94    11/10/95    11/10/96
   75,000        6.1875        12/06/94    06/06/95    06/06/96    06/06/97
1,000,000        4.2500        06/01/95    12/01/95    12/01/96    12/01/97
   20,000        5.6875        11/12/95    05/12/96    05/12/97    05/12/98

     There were no options granted to the Chief Executive Officer or to the other four most highly compensated executive officers of the Company during 1995.

     Options exercised in 1995, and the number and value of exercisable and unexercisable options at December 31, 1995, for the Chief Executive Officer and the other four most highly compensated executive officers of the Company are as follows:

   Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End
                              Option/SAR Values
   -----------------------------------------------------------------------

                                       Year Ended December 31, 1995
                              ----------------------------------------------
                              Number of Shares Acquired
          Name                       on Exercise              Value Realized
-------------------------     -------------------------       --------------

Boone Pickens                            --                     $   --

Paul W. Cain                             --                         --

Dennis E. Fagerstone                     --                         --


Stephen K. Gardner                       --                         --

Andrew J. Littlefair                     --                         --

                                                      Value of Unexercised
                      Number of Shares Underlying         In-the-Money
                      Unexercised Options/SARs at        Options/SARs at
                           December 29, 1995            December 29, 1995
                      ---------------------------  ------------------------
                      Exercisable   Unexercisable  Exercisable Unexercisable
--------------------- -----------   -------------  ----------- ------------
Boone Pickens          1,130,000       145,000       $   0       $    0

Paul W. Cain             312,500        87,500           0            0

Dennis E. Fagerstone     104,750        40,250           0            0

Stephen K. Gardner        74,250        60,750           0            0

Andrew J. Littlefair      96,750        43,250           0            0

     At December 29, 1995, the final trading day of the year, the Company's Common Stock per share closed at $3.75. The exercise price of the four grants of stock options reflected in the aggregate in the above tables are $6.8125, $7.375, $6.1875, and $4.25, respectively, per share. Thus, no outstanding options were in-the-money at such date.

Other
-----

     There were no awards made under any long-term incentive plans from January 1, 1995, through December 31, 1995; therefore, no disclosure is required in the Long-Term Incentive Plan Awards table. From January 1, 1995, through December 31, 1995, no options or stock appreciation rights were repriced (as defined in Item 402(i) of Regulation S-K of the Securities Act of 1933). Except as described below under "Employee Retention Provisions," the Company does not have any employment contracts or termination or change-in-control arrangements with respect to a named executive officer of the Company that would require disclosure pursuant to
Item 402(h) of Regulation S-K.

Common Stock Purchase Plan
--------------------------

     The Company has established a Common Stock purchase program whereby employees, except officers, can buy Common Stock through after-tax payroll deductions. All other full-time employees of the Company and its participating affiliates are eligible to participate. The Company pays the brokerage fees for these open-market transactions.

Employee Retention Provisions
-----------------------------

     On August 22, 1995, the Board of Directors adopted the MESA Inc. Change in Control Retention/Severance Plan, as amended, (the "Retention Plan"). Pursuant to the Retention Plan, all regular employees of the Company (other than Mr. Pickens) will be entitled to receive certain benefits upon the occurrence of certain involuntary termination events (as described below) following a "Change in Control" (as defined below) of the Company. The severance benefits consist of 200% of defined pay for officers (which includes the highest salary and highest bonus during the then-current and prior three calendar years before the Retention Plan was adopted), 150% of defined pay for certain key employees (which includes salary and bonus amounts) and a formula-based amount for all other employees, plus, in each case, any other accrued or vested or earned but deferred compensation, rights, options, or benefits otherwise owed to such employee upon his termination. In addition, on the same date, the Board of Directors' Stock Option Committee determined that all outstanding but unvested stock options granted to an employee under the Company's 1991 Stock Option Plan would immediately vest and become exercisable upon such a termination event following a Change in Control.

     The Company developed the Retention Plan in consultation with an independent compensation consultant. That consulting firm advised the Board of Directors that the Retention Plan is conservatively in line with common practices. The independent firm noted, among other things, that most such plans it surveyed provide officers with three times their defined pay, rather than two.

     For purposes of the Retention Plan, a "Change in Control" means (i) any acquisition by an individual, entity or group resulting in such person's obtaining beneficial ownership of 35% or more of the then outstanding Common Stock or the combined voting power of the then outstanding voting securities of the Company entitled to vote in an election of directors, provided certain acquisitions, including the following, shall not in and of themselves constitute a Change in Control hereunder: (a) any acquisition of securities of the Company made directly from the Company and approved by a majority of the directors then comprising the members of the Board of Directors as of May 16, 1995 (the "Incumbent Board"); or (b) any acquisition of beneficial ownership of a higher percentage of the Common Stock outstanding of the Company or the Voting Securities of the Company that results solely from the acquisition, purchase or redemption of securities of the Company by the Company so long as such action by the Company was approved by a majority of the directors then comprising the Incumbent Board;
(ii) a change in the membership of the Incumbent Board, together with members elected subsequent to May 16, 1995, whose election or nomination for election was approved by a majority of the members of the Incumbent Board as then constituted (excluding for this purpose any individual whose initial assumption of office occurred as a result of an actual or threatened election contest), cease for any reason to constitute a majority of the Board of Directors; (iii) a reorganization, merger, consolidation or sale of all or substantially all of the assets of the Company, subject to certain exceptions; or (iv) approval by the stockholders of the Company of the complete liquidation or dissolution of the Company.

     Following the occurrence of a Change in Control, an eligible employee would be entitled to receive full severance benefits if, within 24 months of the occurrence of a Change in Control: (i) the employee was terminated by the Company without "Cause" (as defined below); or (ii) the employee's duties, responsibilities or rate of pay as an employee were materially and adversely diminished in comparison to the duties, responsibilities and rate of pay enjoyed by the employee on the effective date of the Retention Plan; or (iii) the employee was relocated to any location in excess of 35 miles from his location immediately prior to the Change in Control. All severance benefits with respect to an eligible employee are payable in a lump sum within ten days after the termination date of such employee. Under the Retention Plan, "Cause" means the willful and continued failure of an employee to perform substantially the employee's duties with the Company following written demand for performance or the willful engaging by the employee in illegal conduct or gross misconduct that is materially and demonstrably injurious to the Company.

Director Compensation and Certain Relationships
-----------------------------------------------

     Each director of the Company serving throughout 1995 who was not also an employee of the Company or its subsidiaries received compensation of $20,000 allocated quarterly in 1995, except for Messrs. Parkinson, David H. Batchelder and Reed (who succeeded Mr. Batchelder). Mr. Parkinson received $15,000, Mr. Batchelder received $10,000, and Mr. Reed received $5,000 for serving as directors for approximately seven months, four months, and three months, respectively. Directors who are also employees of the Company receive no remuneration for their services as directors.

     Mr. Sarofim, a director and member of the Compensation and Stock Option Committees, is Chairman of the Board, President, and owner of a majority of the outstanding capital stock of Fayez Sarofim & Co., which acts as an investment adviser to certain employee benefit plans of the Company. During the year ended December 31, 1995, Fayez Sarofim & Co. received fees, paid by the employee benefit plans, of $175,459 for such services and has been retained to provide such services in 1996.

     Mr. Stillwell, a director, is a partner in the law firm of Baker & Botts, L.L.P. The Company retained Baker & Botts, L.L.P., and incurred legal fees for such services in 1995. Baker & Botts, L.L.P., has been retained to provide legal services in 1996.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

     The Compensation Committee is composed of Messrs. Sarofim and Reed.
The Stock Option Committee, which administers the 1991 Stock Option Plan, is also composed of Messrs. Sarofim and Reed. Mr. Sarofim is Chairman of the Board, President, and owner of a majority of the outstanding capital stock of Fayez Sarofim & Co., which acts as an investment adviser for certain amounts invested in certain funds in the Retirement Plans. During the year ended December 31, 1995, Fayez Sarofim & Co. received fees, paid by the Retirement Plans, of $175,459 for such services and has been retained to provide such services in 1996. Mr. Stillwell and former directors Jerry Walsh and David Batchelder served on the committees during 1995, but ceased to serve on the committees prior to the time the committees met to deliberate executive officer compensation.

Indemnification Arrangements
----------------------------

     The Company's Bylaws provide for the indemnification of its executive officers and directors, and the advancement to them of expenses in connection with proceedings and claims, to the fullest extent permitted by the Texas Business Corporation Act. The Company has also entered into indemnification agreements with its executive officers and directors that contractually provide for indemnification and expense advancement and include related provisions meant to facilitate the indemnitees' receipt of such benefits. In addition, the Company purchased customary directors' and officers' liability insurance policies for its directors and officers. The Bylaws and agreements with directors and officers also provide for indemnification for amounts (i) in respect of the deductibles for such insurance policies, (ii) that exceed the liability limits of such insurance policies, and (iii) that would have been covered by prior insurance policies of the Company or its predecessors. Such indemnification may be made even though directors and officers would not otherwise be entitled to indemnification under other provisions of the Bylaws or such agreements.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
========================================================================

Security Ownership of Management
--------------------------------

     The following table presents certain information as to the beneficial ownership of the Company's Common Stock as of March 6, 1996, by the directors, director nominees, and officers of the Company, individually and as a group:

                                                      Number of
                                                      Shares of   Percentage
                                                       Common     of Common
                                                       Stock(1)      Stock
                                                     ----------   ----------
     Directors:
          Paul W. Cain..............................    322,639       *
          John S. Herrington........................     10,000       *
          Wales H. Madden, Jr. .....................     22,200       *
          Boone Pickens(2)..........................  5,061,626     7.8%
          Fayez S. Sarofim..........................  1,400,000     2.2%
          Robert L. Stillwell.......................     26,500       *
          Dorn Parkinson(3).........................       -          *
          Joel L. Reed..............................       -          *

     Officers:
          Dennis E. Fagerstone......................    104,750       *
          Stephen K. Gardner........................     90,479       *
          Andrew J. Littlefair(4)...................    113,438       *
          William D. Ballew.........................     64,853       *
     Directors, and Officers as a
     group (12 persons).............................  7,216,485    11.0%

* Less than 1.0%

(1) Includes shares issuable upon the exercise of options that are exercisable within sixty days of March 6, 1996, as follows:
     1,130,000 shares for Mr. Pickens; 312,500 for Mr. Cain; 104,750 for Mr. Fagerstone; 74,250 for Mr. Gardner; 96,750 for Mr. Littlefair; 62,750 for Mr. Ballew; and 1,781,000 for all directors and officers as a group.

(2) The above amount includes 7,545 shares of Common Stock owned by several trusts for Mr. Pickens' children of which he is a trustee, and over which shares he has sole voting and investment power, although he has no economic interest therein. The above amounts exclude 2,798 shares of Common Stock owned by Mrs. Pickens as her separate property, as to which Mr. Pickens disclaims beneficial ownership and with respect to which he does not have or share voting or investment power.

(3) Excludes 3,800 shares of Common Stock owned by Mr. Parkinson's son as his separate property, as to which Mr. Parkinson disclaims beneficial ownership and with respect to which he does not have or share voting or investment power. Mr Parkinson is a member of a group consisting of Dennis R. Washington, Marvin Davis, Davis Acquisition, L.P., Davis Companies, the Marvin Davis and Barbara Davis Revocable Trust, David H. Batchelder, and Dorn Parkinson (the "13D Group") which has filed a Scheduled 13D stating that the 13D Group is the beneficial owner of 6,000,000 shares of Common Stock. See Note 3 to the table under "Certain Beneficial Owners."

(4) Excludes 1,125 shares of Common Stock owned by Mrs. Littlefair as her separate property, as to which Mr. Littlefair disclaims beneficial ownership and with respect to which he does not have or share voting or investment power.

Certain Beneficial Owners
-------------------------

     The table below sets forth certain information as of March 6, 1996, regarding each person or "group" (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to own beneficially more than 5% of the Common Stock. Information is based on the most recent Schedule 13D or 13G filed by such holder with the Securities and Exchange Commission (the "SEC"), or other information provided by the holder to the Company.

                                                   Amount and Nature of
                                                   Beneficial Ownership
                                             -------------------------------
                                              Number of           Percentage
     Name and Address of                      Shares of           of Common
      Beneficial Owner                       Common Stock           Stock
     -------------------                     ------------         ----------
     Boone Pickens.......................... 5,061,626(1)            7.8%
     1400 Williams Square West
     5205 North O'Connor Boulevard
     Irving, Texas  75039-3746

     FMR Corp. ............................. 5,140,400(2)            8.0%
     82 Devonshire Street
     Boston, Massachusetts  02109

     13D Group.............................. 6,000,000(3)            9.4%
     c/o Dennis R. Washington
     Washington Corporations
     101 International Way
     Missoula, Montana  59807

(1) See notes (1) and (2) to the table under "Security Ownership of Management."

(2) The Schedule 13G filed with the SEC on February 14, 1996, by FMR Corp. states that as of December 31, 1995, Fidelity Management & Research Company ("Fidelity"), a wholly owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 5,140,400 shares or 8.0% of Common Stock as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940.

     The ownership of one investment company, Fidelity Capital Appreciation Fund ("Fund"), amounted to 5,140,400 shares or 8.0% of Common Stock outstanding. Edward C. Johnson, III, chairman of FMR Corp., FMR Corp., through its control of Fidelity, and the Fund each has sole power to dispose of the 5,140,400 shares owned by the Fund.

(3) A Schedule 13D filed by the 13D Group on June 29, 1995, as amended, states that such group beneficially owns 6,000,000 shares of Common Stock. The Schedule 13D states that Dennis R. Washington has sole voting power over 3,500,000 shares and that Davis Acquisition, L.P., Davis Companies, the Marvin Davis and Barbara Davis Revocable Trust, and Marvin Davis have shared voting power over 2,500,000 of such shares.

Item 13.  Certain Relationships and Related Transactions
========================================================

     The information in Item 11 above, "Executive Compensation," is incorporated by reference herein. Except as described thereunder, no reportable transaction occurred in 1995.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
==========================================================================

(a)(1)  Consolidated Financial Statements and Supplementary Data
----------------------------------------------------------------

                                                         Page in Form 10-K
                                                         -----------------

     Report of Independent Public Accountants...........        F-2
     Consolidated Statements of Operations..............        F-3
     Consolidated Balance Sheets........................        F-4
     Consolidated Statements of Cash Flows..............        F-5
     Consolidated Statements of Changes
       in Stockholders' Equity..........................        F-6
     Notes to Consolidated Financial Statements.........        F-7
     Supplemental Financial Data........................        F-8

(a)(2)  Consolidated Financial Statement Schedules
--------------------------------------------------

     The consolidated financial statement schedules have been omitted because they are not required, are not applicable or the information required has been included elsewhere herein.

(a)(3)  Exhibits
----------------

(Asterisk indicates exhibits are incorporated by reference herein).

     *2.1   -  Rainwater, Inc. letter of intent dated February 27, 1996, between MESA Inc. and Rainwater, Inc.(Exhibit no. 2 to the Company's Form 8-K filed March 1, 1996).

     *3.1   -  Amended and Restated Articles of Incorporation of MESA Inc.
               dated December 31, 1991 (Exhibit 3[a] to the Company's Form
               10-K dated December 31, 1991).

     *3.2   -  Amended and Restated Bylaws of MESA Inc. (Exhibit 3[c] to
               the Company's Registration Statement on Form S-4,
               Registration No. 33-42102).

     *4.1   -  Indenture dated as of May 1, 1993, among MESA Inc., MESA
               Operating Limited Partnership, Mesa Capital Corporation and
               Harris Trust and Savings Bank, as Trustee, relating to the secured discount notes and including (a) a form of Secured
               Notes, (b) a form of Deed of Trust, Assignment of Production, Security Agreement and Financing Statement, dated as of May 1, 1993, between Mesa Operating Limited
               Partnership and Harris Trust and Savings Bank, as trustee, securing the Secured Notes, and (c) a form of Security
               Agreement, Pledge and Financing Statement dated as of May 1,
               1993, between Mesa Operating Limited Partnership and Harris
               Trust and Savings Bank, as trustee, securing the Secured
               Notes (Exhibit 4[f] to the Company's Form 10-Q/A dated June
               30, 1993).

     *4.2   -  First Supplemental Indenture dated as of January 5, 1994, among MESA Inc., Mesa Operating Co., Mesa Capital Corporation and Harris Trust and Savings Bank, as Trustee (Exhibit 4.2 to the Company's Registration Statement on Form S-1,
               Registration No. 33-51909).

     *4.3   -  First Supplement to Security Agreement, Pledge and Financing
               Statement dated as of March 2, 1994, by Mesa Operating Co. in favor of Harris Trust and Savings Bank, as Trustee for the pro rata benefit of the Noteholders under the Indenture
               (Exhibit 4.9 to the Company's Form 10-Q dated March 31,
               1994).

     *4.4   -  Indenture dated as of May 1, 1993, among MESA Inc., MESA
               Operating Limited Partnership, Mesa Capital Corporation and
               American Stock Transfer & Trust Company, as Trustee, relating to the unsecured discount notes (Exhibit 4[g] to the Company's Form 10-Q/A dated June 30, 1993).

     *4.5   -  First Supplemental Indenture dated as of January 5, 1994, among MESA Inc., Mesa Operating Co., Mesa Capital Corporation and American Stock Transfer & Trust Company, as Trustee
               (Exhibit 4.4 to the Company's Registration Statement on Form
               S-1, Registration No. 33-51909).

     *4.6   -  Indenture dated May 1, 1989, among Mesa Capital Corporation,
               Mesa Limited Partnership, Mesa Operating Limited Partnership, and Texas Commerce Bank National Association, as Trustee
               (Exhibit 4[c] to the Partnership's Form 10-Q dated March 31,
               1989).

     *4.7   -  First Supplemental Indenture dated as of December 31, 1991, among Mesa Capital Corporation, MESA Inc., Mesa Operating
               Limited Partnership, as Issuers, and Texas Commerce Bank
               National Association, as Trustee (Exhibit 4[e] to the
               Company's Form 10-K dated December 31, 1991).

     *4.8   -  Second Supplemental Indenture dated as of April 30, 1992, among Mesa Capital Corporation, MESA Inc., Mesa Operating
               Limited Partnership and Texas Commerce Bank National
               Association, as Trustee (Exhibit 4[k] to the Company's Form
               10-Q dated June 30, 1992).

     *4.9   -  Third Supplemental Indenture dated as of August 26, 1993, among Mesa Capital Corporation, MESA Inc., Mesa Operating
               Limited Partnership and Texas Commerce Bank National
               Association, as Trustee (Exhibit 4[l] to the Company's Form
               10-Q/A dated June 30, 1993).

     *4.10 - Fourth Supplemental Indenture dated as of January 5, 1994, among MESA Inc., Mesa Operating Co., Mesa Capital Corporation and Texas Commerce Bank National Association, as Trustee (Exhibit 4.16 to the Company's Registration Statement on Form S-1, Registration No. 33-51909).

     *4.11  -  Indenture dated as of May 30, 1991, among Hugoton Capital
               Limited Partnership, Hugoton Capital Corporation and Bankers Trust Company (Exhibit 4[e] to the Partnership's Form 10-Q dated June 30, 1991).

     *4.12  -  First Supplemental Indenture dated September 1, 1991, among
               Hugoton Capital Limited Partnership, Hugoton Capital Corporation and Bankers Trust Company, as Trustee (Exhibit 4[h] to the Company's Registration Statement on Form S-4, Registration No. 33-42102).

     *4.13 - Amended and Restated Mortgage, Assignment, Security Agreement and Financing Statement dated June 12, 1991, from Hugoton Capital Limited Partnership to Bankers Trust Company, as Collateral Agent (Exhibit 4[f] to the Partnership's Form 10-Q dated June 30, 1991).

     *4.14  -  Third Amended and Restated Credit Agreement dated as of
               November 29, 1994, among the Company, Mesa Operating Co., and the Banks named in this Credit Agreement and Societe Generale, Southwest Agency, as Agent (Exhibit 4.7 to the Company's Form 10-K dated December 31, 1994).

     *4.15  -  Intercreditor Agreement dated as of August 26, 1993, among
               Societe Generale, Southwest Agency, as agent for the Banks under the Company's Credit Agreement, Harris Trust and Savings Bank, as trustee with respect to the Secured Notes, and American Stock Transfer & Trust Company, as trustee with respect to the Unsecured Notes (Exhibit 4.18 to the Company's Registration Statement on Form S-4, Registration No. 33-53706).

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

    *10.2   -  Contract dated January 3, 1928, between Colorado Interstate
               Gas Company and Amarillo Oil Company (the "B" Contract)
               (Exhibit 10.1 to Pioneer Corporation's Form 10-K dated
               December 31, 1985).

    *10.3   -  Amendments to the "B" Contract (Exhibit 10.2 to Pioneer
               Corporation's Form 10-K dated December 31, 1985).

    *10.4   -  Gathering Charge Agreement dated January 20, 1984, as
               amended, with respect to the "B" Contract (Exhibit 10.3 to Pioneer Corporation's Form 10-K dated December 31, 1985).

    *10.5   -  Agreement of Compromise and Settlement dated May 29, 1987, between the Partnership and Colorado Interstate Gas Company
               (Confidential Treatment Requested) (Exhibit 10[s] to the
               Partnership's Form 10-K dated December 31, 1987).

    *10.6   -  Agreement of Sale between Pioneer Corporation and Cabot
               Corporation dated August 29, 1984 (Exhibit 10.5 to Pioneer
               Corporation's Form 10-K dated December 31, 1985).

    *10.7   -  Settlement Agreement dated March 15, 1989, by and among MESA
               Operating Limited Partnership and Mesa Limited Partnership, et al, Energas Company and the City of Amarillo (Exhibit
               10[k] to the Partnership's Form 10-K dated December 31,
               1990).

    *10.8   -  Gas Purchase Agreement dated December 1, 1989, between
               Williams Natural Gas Company and Mesa Operating Limited
               Partnership acting on behalf of itself and as agent for MESA
               Midcontinent Limited Partnership (Exhibit 10.1 to
               Registration Statement of the Partnership on Form S-3,
               Registration No. 33-32978).

    *10.9   -  "B" Contract Production Allocation Agreement dated July 29,
               1991, and effective as of January 1, 1991, between Colorado
               Interstate Gas Company and Mesa Operating Limited
               Partnership (Exhibit 10[r] to the Company's Form 10-K dated
               December 31, 1991).

    *10.10  -  Amendment to "B" Contract Production Allocation Agreement
               effective as of January 1, 1993, between Colorado Interstate Gas Company and Mesa Operating Limited Partnership (Exhibit
               10.24 to the Company's Registration Statement on Form S-1, Registration No. 033-51909).

    *10.11  -  Amended Supplemental Stipulation and Agreement between
               Colorado Interstate Gas Company and Mesa Operating Limited Partnership dated June 19, 1991 (Exhibit 10[w] to the Company's Registration Statement on Form S-4, Registration No. 33-42102).

    *10.12  -  Amended Peak Day Gas Purchase Agreement dated effective June
               19, 1991, between Colorado Interstate Gas Company and MESA Operating Limited Partnership (Exhibit 10[t] to the Company's Form 10-K dated December 31, 1991).

    *10.13  -  Omnibus Amendment to Collateral Instruments to Supplemental
               Stipulation and Agreement dated June 19, 1991, between Colorado Interstate Gas Company and Mesa Operating Limited Partnership (Exhibit 10[u] to the Company's Form 10-K dated December 31, 1991).

     10.14 - Amarillo Supply Agreement between Mesa Operating Limited Partnership, Seller, and Energas Company, a division of Atmos Energy Corporation, Buyer, dated effective January 2, 1993.

     10.15 - Gas Gathering Agreement-Interruptible between Colorado Interstate Gas Company, Transporter, and Mesa Operating Limited Partnership, Shipper, dated effective October 1, 1993, as amended by agreements dated January 1, 1994, January 5, 1994, and June 1, 1994.

     10.16 - Gas Supply Agreement dated May 11, 1994, between Mesa Operating Co., as successor to Mesa Operating Limited Partnership, acting on behalf of itself and as agent for Hugoton Capital Limited Partnership, and Williams Gas Marketing Company, and Gas Supply Guarantee dated May 11, 1994.

    *10.17  -  Gas Transportation Agreement dated June 14, 1994, between
               Western Resources, Inc. and Mesa Operating Co., acting on behalf of itself and as agent for Hugoton Capital Limited Partnership (Exhibit 10.24 to the Company's Form 10-K dated December 31, 1994).

    *10.18  -  Incentive Bonus Plan of Mesa Operating Limited Partnership,
               as amended, dated effective January 1, 1986 (Exhibit 10[s] to the Partnership's Form 10-K dated December 31, 1990).

    *10.19  -  Performance Bonus Plan of Mesa Operating Limited Partnership
               dated effective January 1, 1990 (Exhibit 10[t] to the Partnership's Form 10-K dated December 31, 1990).

    *10.20  -  1991 Stock Option Plan of MESA (Exhibit 10[v] to the
               Company's Form 10-K dated December 31, 1991).

    *10.21  -  Split-Dollar Insurance Agreements dated June 29, 1992, by and between Mesa Operating Limited Partnership and Boone Pickens and Paul Cain, respectively, and Collateral Assignments dated as of June 29, 1992, by Boone Pickens and Paul Cain, respectively (Exhibit 10[aa] to the Company's Form 10-K dated December 31, 1992).

     10.22 - Interruptible Gas Transportation and Sales Agreement dated January 1, 1991, between Mesa Operating Limited Partnership and Energas Company and Amendment dated January 1, 1995.

     10.23 - "B" Contract Operating Agreement dated January 1, 1988, between Mesa Operating Limited Partnership and Colorado Interstate Gas Company.

     10.24 - "B" Contract Agreement of Compromise and Settlement dated May 29, 1987, between Mesa Operating Limited Partnership and Colorado Interstate Gas Company, and Amendment to Gathering Agreement dated July 15, 1990.

     10.25 - Gas Purchase Agreement dated January 1, 1996, between Mesa Operating Co., as Seller, and KN Marketing L.P., as Buyer, and Amendment dated August 1, 1995.

     10.26 - Change in Control Retention/Severance Plan adopted August 22, 1995, and Amendment dated October 20, 1995.

     22     -  List of Subsidiaries of the Company.

     27     -  Article 5 of Regulation S-X Financial Data Schedule
               for Year-End 1995 Form 10-K.

     28     -  Summary Report of the Company relating to proved oil and gas reserves at December 31, 1995.

(b)  Reports on Form 8-K
------------------------

     Current Report on Form 8-K dated February 28, 1996, and filed March 1, 1996, regarding a letter of intent between the Company and Rainwater, Inc., relating to an equity investment to be made in connection with the refinancing of all the Company's debt.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    MESA INC.


                                  By:           /s/ Boone Pickens
                                       ------------------------------------
Date:  March 7, 1996                               (Boone Pickens,
       -------------                          Chief Executive Officer)
                                 ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                       Title                    Date
         ---------                       -----                    ----

   /s/ Boone Pickens
-------------------------   Chief Executive Officer and       March 7, 1996
     (Boone Pickens)          Chairman of the Board of
                              Directors
                              (Principal Executive Officer)
    /s/ Paul W. Cain
-------------------------   President, Chief Operating        March 7, 1996
     (Paul W. Cain)            Officer and Director

  /s/ Stephen K. Gardner
-------------------------   Vice President and Chief          March 7, 1996
   (Stephen K. Gardner)       Financial Officer
                              (Principal Financial Officer)

  /s/ William D. Ballew
-------------------------   Controller                        March 7, 1996
   (William D. Ballew)        (Principal Accounting Officer)

 /s/ John S. Herrington
-------------------------   Director                          March 7, 1996
  (John S. Herrington)

/s/ Wales H. Madden, Jr.
-------------------------   Director                          March 7, 1996
 (Wales H. Madden, Jr.)

   /s/ Dorn Parkinson
-------------------------   Director                          March 7, 1996
    (Dorn Parkinson)

    /s/ Joel L. Reed
-------------------------   Director                          March 7, 1996
     (Joel L. Reed)

  /s/ Fayez S. Sarofim
-------------------------   Director                          March 7, 1996
   (Fayez S. Sarofim)

 /s/ Robert L. Stillwell
-------------------------   Director                          March 7, 1996
  (Robert L. Stillwell)

          CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          --------------------------------------------------------

                                                         Page in Form 10-K
                                                         -----------------

Report of Independent Public Accountants................        F-2
Consolidated Statements of Operations...................        F-3
Consolidated Balance Sheets.............................        F-4
Consolidated Statements of Cash Flows...................        F-5
Consolidated Statements of Changes
  in Stockholders' Equity...............................        F-6
Notes to Consolidated Financial Statements..............        F-7
Supplemental Financial Data.............................        F-8

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------

To MESA Inc.:

We have audited the accompanying consolidated balance sheets of MESA Inc. (a Texas corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MESA Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Note 2 to the consolidated financial statements, the Company's current financial forecasts indicate that cash generated by operating activities, together with available cash and investment balances, will not be sufficient for the Company to make all of its required debt principal and interest obligations due in June 1996. Also, as discussed in Notes 2 and 4 to the consolidated financial statements, certain covenants related to the Company's bank debt and certain cross-default provisions of the Discount Notes could result in the acceleration of approximately $656 million of long-term debt principal (due in mid-1997 and mid-1998) to the first half of 1996. As a result, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                                    /s/ Arthur Andersen LLP
                                                    -----------------------
                                                    ARTHUR ANDERSEN LLP
Houston, Texas
March 6, 1996

                                  MESA Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                     (in thousands, except per share data)

                                                Years Ended December 31
                                            -------------------------------
                                              1995       1994       1993
Revenues:                                   ---------  ---------  ---------
     Natural gas........................... $ 129,534  $ 139,580  $ 141,798
     Natural gas liquids...................    75,321     72,771     61,427
     Oil and condensate....................    19,594      7,877     12,428
     Other.................................    10,510      8,509      6,551
                                            ---------  ---------  ---------
                                              234,959    228,737    222,204
                                            ---------  ---------  ---------
Costs and Expenses:
     Lease operating.......................    51,815     52,655     51,819
     Production and other taxes............    18,403     21,306     20,332
     Exploration charges...................     6,604      5,157      2,705
     General and administrative............    26,749     28,649     25,237
     Depreciation, depletion and
       amortization........................    83,423     92,287    100,099
                                            ---------  ---------  ---------
                                              186,994    200,054    200,192
                                            ---------  ---------  ---------
Operating Income...........................    47,965     28,683     22,012
                                            ---------  ---------  ---------
Other Income (Expense):
     Interest income.......................    15,922     13,457     10,704
     Interest expense......................  (148,630)  (144,757)  (142,002)
     Gains from investments................    18,420      6,698      3,954
     Gains from collections from
       Bicoastal Corporation...............     6,352     16,577     18,450
     Gains on dispositions of oil
       and gas properties..................      --         --        9,600
     Litigation settlement.................      --         --      (42,750)
     Gain from adjustment of contingency
       reserve.............................      --         --       24,000
     Other.................................     2,403     (4,011)    (6,416)
                                            ---------  ---------  ---------
                                             (105,533)  (112,036)  (124,460)
                                            ---------  ---------  ---------
Net Loss................................... $ (57,568) $ (83,353) $(102,448)
                                            =========  =========  =========
Net Loss Per Common Share.................. $    (.90) $   (1.42) $   (2.61)
                                            =========  =========  =========
Weighted Average Common Shares Outstanding.    64,050     58,860     39,272
                                            =========  =========  =========

       (See accompanying notes to consolidated financial statements.)

                                   MESA Inc.

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                      (in thousands, except share data)
                                                          December 31
                                                     ----------------------
                        ASSETS                          1995        1994
                                                     ----------  ----------
Current Assets:
     Cash and cash investments.....................  $  149,143  $  143,422
     Investments...................................      38,280      19,112
     Accounts and notes receivable.................      44,734      38,938
     Other.........................................       4,590       3,372
                                                     ----------  ----------
          Total current assets.....................     236,747     204,844
                                                     ----------  ----------
Property, Plant and Equipment:
     Oil and gas properties, wells
       and equipment, using the successful
       efforts method of accounting................   1,900,163   1,867,842
     Office and other..............................      41,603      43,836
     Accumulated depreciation, depletion
       and amortization............................    (859,077)   (781,230)
                                                     ----------  ----------
                                                      1,082,689   1,130,448
                                                     ----------  ----------
Other Assets:
     Restricted cash of subsidiary partnership.....      57,731      61,299
     Gas balancing receivable......................      56,020      54,971
     Other.........................................      31,509      32,397
                                                     ----------  ----------
                                                        145,260     148,667
                                                     ----------  ----------
                                                     $1,464,696  $1,483,959
                                                     ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current maturities on long-term debt..........  $  101,413  $   30,537
     Accounts payable and accrued liabilities......      31,068      40,468
     Interest payable..............................      60,465      18,184
                                                     ----------  ----------
          Total current liabilities................     192,946      89,189
                                                     ----------  ----------
Long-Term Debt.....................................   1,135,330   1,192,756
                                                     ----------  ----------
Deferred Revenue...................................      17,578      21,900
                                                     ----------  ----------
Other Liabilities..................................      51,838      55,542
                                                     ----------  ----------
Contingencies

Stockholders' Equity:
     Preferred stock, $.01 par value, authorized
       10,000,000 shares; no shares issued and
       outstanding.................................        --          --
     Common stock, $.01 par value, authorized
       100,000,000 shares; outstanding 64,050,009
       and 64,050,009 shares, respectively.........         640         640
     Additional paid-in capital....................     398,965     398,965
     Accumulated deficit...........................    (332,601)   (275,033)
                                                     ----------  ----------
                                                         67,004     124,572
                                                     ----------  ----------
                                                     $1,464,696  $1,483,959
                                                     ==========  ==========
       (See accompanying notes to consolidated financial statements.)

                                    MESA Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (in thousands)

                                                 Years Ended December 31
                                              -----------------------------
                                                1995       1994      1993
                                              --------  ---------  --------
Cash Flows From Operating Activities:
     Net loss................................ $(57,568) $ (83,353)$(102,448)
     Adjustments to reconcile net loss
       to net cash provided by
       operating activities:
          Depreciation, depletion and
            amortization.....................   83,423     92,287   100,099
          Gains on dispositions of
            oil and gas properties...........     --         --      (9,600)
          Accreted interest on discount notes   38,957     79,352    49,160
          Accrued interest exchanged for
            discount notes...................     --         --      15,395
          Litigation settlement..............     --      (42,750)   42,750
          Gain from adjustment of
            contingency reserves.............     --         --     (24,000)
          Decrease (increase) in gas
            balancing receivables............    1,516     (7,840)   (4,942)
          Decrease in deferred natural gas
            revenue..........................   (4,219)      (785)   (3,370)
          Settlement of prior year tax claims     --         --     (12,931)
          Natural gas hedging activities.....   (9,715)     9,715       324
          Sales of investments...............   48,555     18,771    39,283
          Purchases of investments...........  (49,003)   (19,866)  (34,711)
          Gains from investments.............  (18,420)    (6,698)   (3,954)
          (Increase) decrease in
            accounts receivable..............  (12,047)     5,934     1,986
          Increase (decrease) in payables
            and accrued liabilities..........   45,243     (3,142)  (15,887)
          Other..............................    2,519      6,972    (4,662)
                                              --------   --------  --------
          Net cash provided by
            operating activities.............   69,241     48,597    32,492
                                              --------   --------  --------
Cash Flows From Investing Activities:
     Capital expenditures....................  (42,297)   (32,590)  (29,636)
     Proceeds from dispositions of
       oil and gas properties................     --         --      26,118
     Collection of notes receivable..........     --         --      47,501
     Other...................................      860     (7,660)   (6,461)
                                              --------   --------  --------
          Net cash provided by (used in)
            investing activities.............  (41,437)   (40,250)   37,522
                                              --------   --------  --------
Cash Flows From Financing Activities:
     Issuance of common stock................     --       93,067      --
     Repayments of long-term debt............  (25,507)  (175,107)  (80,102)
     Long-term borrowings....................     --       77,754      --
     Debt issuance costs.....................     --         --      (9,651)
     Other...................................    3,424        652     1,251
                                              --------   --------  --------
          Net cash used in
            financing activities.............  (22,083)    (3,634)  (88,502)
                                              --------   --------  --------
Net Increase (Decrease) in Cash and
  Cash Investments...........................    5,721      4,713   (18,488)

Cash and Cash Investments
  at Beginning of Year.......................  143,422    138,709   157,197
                                              --------   --------  --------
Cash and Cash Investments at End of Year..... $149,143   $143,422  $138,709
                                              ========   ========  ========
       (See accompanying notes to consolidated financial statements.)

                                  MESA Inc.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          ----------------------------------------------------------
                                (in thousands)

                                      Common Stock   Additional
                                     --------------   Paid-in    Accumulated
                                     Shares  Amount   Capital      Deficit
                                     ------  ------  ----------  -----------

Balance, December 31, 1992.......... 38,571   $386    $273,198    $ (89,232)
     Net loss.......................   --      --         --       (102,448)
     Common stock issued for
       0% convertible notes.........  7,523     75      29,239         --
     Common stock issued for the
       partial conversion of
       the General Partner
       minority interest............    417      4         907         --
                                     ------   ----    --------    ---------
Balance, December 31, 1993.......... 46,511    465     303,344     (191,680)
     Net loss.......................   --      --         --        (83,353)
     Common stock issued for the
       conversion of the remaining
       General Partner minority
       interest.....................  1,251     13       2,716         --
     Common stock issued in
       secondary public offering.... 16,288    162      92,905         --
                                     ------   ----    --------    ---------
Balance, December 31, 1994.......... 64,050    640     398,965     (275,033)
     Net loss.......................   --      --         --        (57,568)
                                     ------   ----    --------    ---------
Balance, December 31, 1995.......... 64,050   $640    $398,965    $(332,601)
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

                                  MESA Inc.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------

(1)  Organization and Summary of Significant Accounting Policies
     ===========================================================

     MESA Inc., a Texas corporation, was formed in 1991 in connection with a transaction (the "Corporate Conversion") which reorganized the business of Mesa Limited Partnership (the "Partnership"). The Partnership was formed in 1985 to succeed to the business of Mesa Petroleum Co. ("Original Mesa"). Unless the context otherwise requires, as used herein the term "Company" refers to MESA Inc. and its subsidiaries taken as a whole and includes its predecessors.

     The Company is primarily in the business of exploring for, developing, producing, processing and selling natural gas and oil in the United States. Over 60% of the Company's annual equivalent production is natural gas and the balance is principally natural gas liquids. The Company's primary producing areas are the Hugoton field of southwest Kansas, the West Panhandle field of Texas and the Gulf of Mexico offshore Texas and Louisiana. Production from the Company's properties has access to a substantial portion of the major metropolitan markets in the United States, primarily in the midwest and northeast, through numerous pipelines and other purchasers.

     The preparation of the consolidated financial statements of the Company in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

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

     Certain reclassifications have been made to amounts reported in previous years to conform to 1995 presentation.

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

     The Company enters into various energy futures contracts including New York Mercantile Exchange ("NYMEX") futures contracts, commodity price swaps and options which are not intended to be hedges of future natural gas or crude oil production. Investments in such contracts are adjusted to market prices at the end of each reporting period and gains and losses are included in gains from investments in the statements of operations.

Oil and Gas Properties
----------------------

     Under the successful efforts method of accounting, all costs of acquiring unproved oil and gas properties and drilling and equipping exploratory wells are capitalized pending determination of whether the properties have proved reserves. If an exploratory well is determined to be nonproductive, the drilling and equipment costs of the well are expensed at that time. All development drilling and equipment costs are capitalized. Capitalized costs of proved properties and estimated future dismantlement and abandonment costs are amortized on a property-by-property basis using the unit-of-production method whereby the ratio of annual production to beginning of period proved oil and gas reserves is applied to the remaining net book value of such properties. Oil and gas reserve quantities represent estimates only and there are numerous uncertainties inherent in the estimation process. Actual future production may be materially different from amounts estimated and such differences could materially affect future amortization of proved properties. Geological and geophysical costs and delay rentals are expensed as incurred.

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

     In March 1995 the Financial Accounting Standards Board (the "FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. SFAS No. 121 requires a review for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company would estimate future cash flows (undiscounted and without interest charges) expected to result from use of an asset and its eventual disposition. Impairment is recognized only if the carrying amount of an asset is greater than the expected future cash flows. The amount of impairment is based on the fair value of the asset. Under SFAS No. 121, each field is individually evaluated for impairment. The Company will adopt the provisions of SFAS No. 121 in 1996 and has estimated that impairment of approximately $10 to $12 million will be charged to operations in the first quarter of 1996. Such impairment relates primarily to a Gulf Coast oil and gas property.

Net Loss Per Common Share
-------------------------

     The computations of net loss per common share are based on the weighted average number of common shares outstanding during each period.

Fair Value of Financial Instruments
-----------------------------------

     The Company's financial instruments consist of cash, marketable securities, commodity price swaps, options, short-term trade receivables and payables, restricted cash, notes receivable, and long-term debt. The carrying values of cash, marketable securities, notes receivable, short-term trade receivables and payables, and restricted cash approximate fair value. The carrying values of the commodity price swaps and options represent their required cash deposits plus or minus unrealized gains and losses (see Note
3). The fair value of long-term debt is estimated based on the market prices for the Company's publicly traded debt and on current rates available for similar debt with similar maturities and security for the Company's remaining debt (see Note 4).

Gas Revenues
------------

     The Company recognizes its ownership interest in natural gas production as revenue. Actual production quantities sold by the Company may be different than its ownership share of production in a given period. If the Company's sales exceed its ownership share of production, the differences are recorded as deferred revenue. Gas balancing receivables are recorded when the Company's ownership share of production exceeds sales. The Company also accrues production expenses related to its ownership share of production. At December 31, 1995, the Company had produced and sold a cumulative net 21.9 billion cubic feet ("Bcf") of natural gas less than its ownership share of production and had recorded gas balancing receivables, net of deferred revenues, of approximately $38.8 million. Substantially all of the Company's gas balancing receivables and deferred revenue are classified as long-term.

     The Company periodically enters into NYMEX natural gas futures contracts as a hedge against natural gas price fluctuations. Gains or losses on such futures contracts are deferred and recognized as natural gas revenue when the hedged production occurs. The Company recognized net gains of $12.7 million and $895,000 in 1995 and 1994, respectively, and a net loss of $324,000 in 1993 related to hedging activities.

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

(2)  Resources and Liquidity
     =======================

Long-term Debt and Cash Flows
-----------------------------

     The Company is highly leveraged with over $1.2 billion of long-term debt, including current maturities. The major components of the Company's debt are (1) $504.7 million of secured notes due in installments through 2012 at Hugoton Capital Limited Partnership ("HCLP"), an indirect, wholly owned subsidiary, (2) $61.1 million (plus $11.4 million in letter of credit obligations) outstanding under a bank credit facility, due in installments through 1997, with the majority of such debt due on June 23, 1997, (3) $39.7 million of unsecured discount notes due on June 30, 1996, and (4) $617.4 million of secured discount notes due on June 30, 1998. Both the secured and unsecured discount notes are subordinate to the bank credit facility. See Note 4 for a complete description of the Company's long-term debt.

     The Company is required to make significant principal and interest payments on its debt during the first six months of 1996. Including the $42 million of interest paid on its discount notes on January 2, 1996, the Company is required to make $123.5 million of principal and interest payments related to its discount notes and $22.5 million of principal payments related to its bank credit facility by June 30, 1996.

     The Company's bank credit facility contains a covenant requiring the Company to maintain tangible adjusted equity, as defined, of at least $50 million. At December 31, 1995, tangible adjusted equity was $64.7 million. Assuming no changes in its capital structure and no significant transactions are completed, the Company expects to continue to report substantial net losses and expects its tangible adjusted equity to fall below $50 million in the first half of 1996. If and when the Company determines that tangible adjusted equity is below $50 million, an Event of Default, as defined, would occur under the bank credit facility and the bank would have the right to accelerate the payment of all outstanding principal and require cash collateralization of letters of credit. An Event of Default under the bank credit facility would cause a cross default under the Company's secured and unsecured discount note indentures unless and until the bank credit facility default were cured or waived or the debt under the bank credit facility were repaid or otherwise discharged. The Events of Default, if they occur and are not waived, could result in acceleration of approximately $656 million of long-term debt principal due in mid-1997 and mid-1998 to the first half of 1996. Pursuant to the subordination provisions of the discount note indentures, the Company would be prohibited from making any payments on such notes for specified periods upon and during the continuance of any Event of Default under the bank credit facility.

     The assets and cash flows of HCLP that are subject to the mortgage securing HCLP's debt are dedicated to service HCLP's debt and are not available to pay creditors of the Company or its subsidiaries other than HCLP.

    The Company's current financial forecasts indicate, assuming no changes in its capital structure and no significant transactions are completed, that cash generated by operating activities, together with available cash and investment balances will not be sufficient to make all of its required debt principal and interest obligations due in June 1996. If amounts outstanding under the Credit Agreement were to be accelerated in the first half of 1996, the Company would expect to have sufficient cash to meet the Credit Agreement obligations and cure an Event of Default under the Credit Agreement and avoid, at that time, cross defaults under the terms of its Discount Note indentures. However, such a payment would substantially
deplete the Company's remaining cash and investments balances.   The Company
will make decisions regarding such payments on its debt as they come due, taking into account the status at that time of the Rainwater transaction discussed below.

     Exploration of Strategic Alternatives/
     Proposed Transaction With Rainwater
     --------------------------------------

     In an effort to address its liquidity issues and to position the Company for expansion through exploration and development, in December 1994 the Company announced its intent to sell all or a portion of its interests in the Hugoton field. In the first quarter of 1995 the Company began an auction process to sell such properties. The Company's Board of Directors (the "Board") concluded the auction process in the second quarter of 1995 after no acceptable bids were received for the Hugoton properties.

     On July 6, 1995, the Board approved and implemented a proposal solicitation process which expanded its exploration of strategic alternatives to include consideration of the sale of the Company, a stock-for-stock merger, joint ventures, asset sales, equity infusions, and refinancing transactions. The Company engaged an independent financial advisor to assist in these efforts and to solicit proposals on its behalf. The proposal solicitation process commenced in August 1995 and the Company received proposals beginning on November 20, 1995.

     On February 28, 1996, the Company signed a letter of intent with Rainwater, Inc. ("Rainwater"), an independent investment company owned by Ft. Worth, Texas, investor Richard Rainwater, to raise $265 million of equity in connection with a refinancing of the Company's debt. Pursuant to the terms of the letter of intent, Rainwater will purchase in a private placement approximately 58.8 million shares of a new class of convertible preferred stock and the Company will offer approximately 58.4 million shares of convertible preferred stock to the Company stockholders in a rights offering (the "Rights Offering"). Rainwater will provide a standby commitment to purchase any shares of preferred stock not subscribed to in the Rights Offering. Rights will be distributed to common stockholders on a pro rata basis. The rights will allow the stockholder to purchase, in respect of each share of common stock, approximately .91 shares of preferred stock at $2.26 per share, the same per share price at which Rainwater will purchase preferred shares. The rights will be transferrable and holders of the rights will be offered over-subscription privileges for shares not purchased by other rights holders.

     Each preferred share will be convertible into one share of the Company common stock at any time prior to mandatory redemption in 2006. An annual 8% pay-in-kind dividend will be paid on the preferred shares during the first four years following issuance. Thereafter, the 8% dividend may, at the option of the Company, be paid in cash or additional shares depending on whether certain financial tests are met.

     The preferred stock will represent 63.6% of the fully diluted common shares at the time of issuance and 70.6% after the mandatory four-year pay-in-kind period, assuming no other stock issuance by the Company. The preferred stock will have a liquidation price equal to the purchase price. The preferred shares purchased in the Rights Offering will vote with the common stock as a single class on all matters, except as otherwise required by law and except for certain special voting rights for shares held by Rainwater.

     Rainwater will be entitled to elect two members of the Company's Board, which will have seven directors. The Rainwater designees will constitute two of the three members of a newly formed executive committee of the Board. The executive committee will act for the whole Board on matters which by law do not need Board authorization and will have authority over major capital transactions, stock issuances, financing arrangements, budgeting, and other items.

     During an interim 30-day period beginning February 28, 1996, the Company, with assistance from Rainwater, will seek commitments for new bank loans plus assurance of availability of new subordinated debt to be issued in conjunction with the transaction. Proceeds from the new debt, when combined with proceeds from the newly issued equity and the Company's available cash balances, would refinance or repay all of the Company's existing debt.

     The proposed transaction is subject to certain conditions, including negotiation and execution of definitive agreements, arrangement of the new debt financing, due diligence by Rainwater and the Company stockholder approval. The parties anticipate executing definitive agreements in about 30 days. The transaction will be submitted to a vote of stockholders at a special meeting expected to take place in June 1996. The Rights Offering would commence promptly after that meeting. There can be no assurance that this transaction will be completed, or if completed, what the final terms or timing thereof will be. Nor can there be any assurance regarding the availability or terms of any refinancing debt.

     The ability of the Company to continue as a going concern is dependent upon several factors. The successful completion of the Rainwater transaction is expected to position the Company to operate and continue as a going concern and to pursue its business strategies. The consolidated financial statements of the Company do not include any adjustments reflecting any treatment other than going concern accounting.

     If the Rainwater transaction is not completed, the Company will pursue other alternatives to address its liquidity issues and financial condition, including other potential transactions arising from the proposal solicitation process, the possibility of seeking to restructure its balance sheet by negotiating with its current debt holders or seeking protection from its creditors under the Federal Bankruptcy Code.

(3)  Investments
     ===========

     The value of investments are as follows (in thousands):

                                                           December 31
                                                       --------------------
                                                        1995         1994
                                                       -------      -------
     Equity securities:
          Cost......................................   $10,719       $9,489
          Unrealized loss...........................      (162)      (1,381)

     NYMEX Futures Contracts:
          Margin Cash...............................    17,498        1,337
          Unrealized gain in hedge contracts........      --          6,823
          Unrealized gain in trading contracts......     7,558        2,844

     Commodity Price Swaps:
          Margin Cash...............................     2,434        --
          Unrealized loss in price swaps............      (811)       --

     Natural Gas Options:
          Premiums..................................        66        --
          Unrealized gain in trading options........       978        --
                                                       -------      -------
          Total market value........................   $38,280      $19,112
                                                       =======      =======

     In 1995 the Company recognized net gains of approximately $18.4 million from its investments compared with net gains in 1994 of $6.7 million and in 1993 of $4.0 million. These gains do not include gains or losses from natural gas futures contracts accounted for as a hedge of natural gas production. Hedge gains or losses are included in natural gas revenue in the period in which the hedged production occurs (see Note 1).

     The net investment gains and losses recognized during a period include both realized and unrealized gains and losses. The Company realized net gains from investments of $12.3 million in 1995, $4.7 million in 1994, and $2.3 million in 1993. At December 31, 1995, the Company had recognized but not realized approximately $7.6 million of gains associated primarily with natural gas futures. Subsequent to year end, the Company closed some of its positions which were open on December 31, 1995. As of March 6, 1996, the Company had closed substantially all of the positions open at December 31, 1995, at a realized loss of $156,000. Positions which were open at December 31, 1995, and remain open had unrealized gains of $1.7 million at March 6, 1996.

     In 1995 the Company invested in certain over-the-counter commodity price swap agreements for trading purposes. The Company is required to make payments to (or receive payments from) a counter party based on the differential between a fixed and a variable price for specified natural gas volumes. The Company's agreements expire on the last day of trading for April, May and June 1996 natural gas futures contracts as determined by the NYMEX. The Company is the fixed price payor on a notional quantity of 10.1 million British thermal units of natural gas with a fair value of $18.3 million at December 31, 1995. The average fair value of such commodity price swaps during 1995 was $18.4 million. In 1995 the Company also entered into over-the-counter natural gas futures call and put options contracts.
At December 31, 1995, the open quantity of options was 1,800 contracts (each contract represents 10,000 MMBtu of natural gas) with a fair value of $1.0 million. The average fair value of such option contracts during 1995 was $.4 million. The counter party to these instruments is a credit-worthy financial institution which is a recognized market-maker. The Company believes the risk of incurring losses related to credit risk of the counter party is remote.

(4)  Long-term Debt
     ==============

     Long-term debt and current maturities are as follows (in thousands):

                                                         December 31
                                                   ------------------------
                                                      1995          1994
                                                   ----------    ----------

     HCLP Secured Notes..........................  $  504,674    $  520,180
     Credit Agreement............................      61,131        71,131
     12-3/4% secured discount notes..............     618,518       581,942
     12-3/4% unsecured discount notes............      39,725        37,345
     13-1/2% subordinated notes..................       7,390         7,390
     Other.......................................       5,305         5,305
                                                   ----------    ----------
                                                    1,236,743     1,223,293
     Current maturities..........................    (101,413)      (30,537)
                                                   ----------    ----------
     Long-term debt..............................  $1,135,330    $1,192,756
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

     The HCLP Secured Notes were issued in 15 series and have final stated maturities extending through 2012 but can be retired earlier. The HCLP Secured Notes outstanding at December 31, 1995, bear interest at fixed rates ranging from 8.80% to 11.30% per annum (weighted average 10.31%). Principal and interest payments are made semiannually. Provisions in the HCLP Secured Note agreements require interest rate premiums to be paid to the noteholders in the event that the HCLP Secured Notes are repaid more rapidly or slowly than under the initial scheduled amortization. Beginning in August 1994, HCLP elected to make principal payments on the HCLP Secured Notes based on actual production, rather than according to the initial scheduled amortization. As a result, interest rate premiums at a rate of 1.5% per annum will be applied to those principal amounts not paid according to the initial scheduled amortization and .35% per annum will be applied to the remaining notes. Such premiums have increased the effective weighted average interest rate payable on the remaining HCLP Secured Notes outstanding to 10.79% per annum at December 31, 1995.

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

     The HCLP Secured Note agreements also contain a provision which requires calculation and payment of premiums on early retirement of the HCLP Secured Notes. The actual premiums due in the event of a redemption of the HCLP Secured Notes will depend on prevailing interest rates at the date of redemption and the amount of debt redeemed. In the aggregate, such premiums would have totaled $79 million as of December 31, 1995.

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

     By April 29, 1996, HCLP is required to obtain a reserve report as of December 31, 1995, covering its Hugoton field properties prepared by an independent engineering consultant. HCLP is required to compare the reserve quantities in such reserve report to the initial reserve quantities set forth in the HCLP Secured Note agreements, adjusted for production. If the quantities in such reserve report are less than the adjusted initial quantities, a Deficit Reserve Amount ("DRA"), as defined, is determined to exist. To the extent a DRA exists, the Collateral Agent is required to retain additional funds in the collection account subject to the mortgage for the repayment of the HCLP Secured Notes. The Company is not obligated to fund any principal payments at HCLP from sources other than HCLP's Hugoton field properties. The independent reserve report has not been completed, but HCLP has received preliminary indications that the independent engineers' estimates of reserve quantities related to the Hugoton field properties will reflect a downward revision from previous years. Although HCLP has not determined whether a DRA will result from such downward revisions, preliminary estimates indicate that a DRA, if any, will not be material.

     The restricted cash balance and cash held by the Collateral Agent for payment of interest and principal on the HCLP Secured Notes are invested by the Collateral Agent under the terms of a guaranteed investment contract (the "GIC") with Morgan Guaranty Trust Co. of New York ("Morgan"). Morgan was paid $13.9 million at the date of issuance of the HCLP Secured Notes to guarantee that funds invested under the GIC would earn an interest rate equivalent to the weighted average coupon rate on the outstanding principal balance of the HCLP Secured Notes (10.31% at December 31, 1995). A portion of this amount may be refunded if the HCLP Secured Notes are repaid earlier than if HCLP had produced according to its scheduled production, depending primarily on prevailing interest rates at that time.

     HCLP's cash balances were as follows (in thousands):

                                                              December 31
                                                           ----------------
                                                            1995     1994
                                                           -------  -------

     Subject to the mortgage.............................. $40,163  $48,087
     Not subject to the mortgage..........................   7,450    1,551
                                                           -------  -------
     Cash included in current assets...................... $47,613  $49,638
                                                           =======  =======
     Restricted cash included in noncurrent assets........ $57,731  $61,299
                                                           =======  =======
     Refundable GIC fee included in noncurrent assets..... $ 9,010  $10,295
                                                           =======  =======

     Mesa Operating Co. ("MOC"), a Company subsidiary which owns 99% of the limited partnership interests of HCLP, is party to a services agreement with HCLP. MOC provides services necessary to operate the Hugoton field properties and market production therefrom, processes remittances of production revenues and performs certain other administrative functions in exchange for a services fee. The fee totaled approximately $13.2 million in 1995, $12.8 million in 1994, and $11.4 million in 1993.

Credit Agreement
----------------

     As of December 31, 1995, the Company had outstanding borrowings of approximately $61.1 million and letter of credit obligations of $11.4 million under its $82.5 million bank credit facility, as amended (the "Credit Agreement"). The Credit Agreement requires principal payments of $22.5 million in the first half of 1996 with the remainder due in June 1997 (including cash collateralization of letters of credit outstanding at that time).

     The rate of interest payable on borrowings under the amended Credit Agreement is the lesser of the Eurodollar rate plus 2-1/2% or the prime rate plus 1/2%. Obligations under the Credit Agreement are secured by a first lien on the Company's West Panhandle field properties, the Company's equity interest in MOC and a 76% limited partner interest in HCLP.

     The amended Credit Agreement requires the Company to maintain tangible adjusted equity, as defined, of at least $50 million and available cash, as defined, of at least $32.5 million. At December 31, 1995, the Company's tangible adjusted equity, as defined, was approximately $64.7 million and available cash, as defined, was $139.5 million. See Note 2 for discussion of the tangible adjusted equity covenant and its potential effect on the Company's liquidity.

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

     On March 2, 1994, the Company issued $48.2 million face amount of additional 12-3/4% secured discount notes due June 30, 1998. The proceeds of $42.8 million were used to pay the settlement amount arising from the 1994 settlement of a lawsuit with Unocal Corporation ("Unocal"). The additional indebtedness incurred to settle the Unocal lawsuit was specifically permitted under the terms of the indentures governing the Discount Notes and under the Credit Agreement. (See Note 9 for additional discussion of the Unocal litigation.)

     The Discount Notes did not accrue interest through June 30, 1995; however, the accreted value, as defined, of both series increased at a rate of 12-3/4% per year, compounded semiannually, until June 30, 1995. Beginning July 1, 1995, each series began to accrue interest at an annual rate of 12-3/4%, payable in cash semiannually in arrears, with the first payment due on December 31, 1995.

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

     See Note 2 for a discussion of certain cross-default provisions in the Discount Note indentures which could become effective if the Company defaults under the terms of the tangible adjusted equity covenant of the Credit Agreement.

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

Interest and Maturities
-----------------------

     The aggregate interest payments, net of amounts capitalized, made during 1995, 1994, and 1993 were $63.8 million, $62.1 million and $86.5 million, respectively. In addition, on January 2, 1996, according to terms of the Discount Notes, the Company made a $42 million interest payment related to its Discount Notes which was due December 31, 1995. Payment of approximately $39.0 million, $70.6 million and $64.6 million of interest incurred during 1995, 1994 and 1993, respectively, has been deferred under the terms of the Debt Exchange until the repayment dates of the Discount Notes. Such interest is included in interest expense in the 1995, 1994 and 1993 consolidated statements of operations.

     The scheduled principal repayments on long-term debt for the next five years are as follows (in millions):

                                          1996   1997   1998   1999   2000
                                         ------ ------ ------ ------ ------

     HCLP Secured Notes(a).............. $ 33.9 $ 33.3 $ 36.1 $ 37.1 $ 36.0
     Credit Agreement(b)(c).............   22.5   38.6    --     --     --
     12-3/4% secured discount notes(d)..    --     --   617.4    --     --
     12-3/4% unsecured discount notes(d)   39.7    --     --     --     --
     13-1/2% subordinated notes.........    --     --     --     7.4    --
     Other..............................    5.3    --     --     --     --
                                         ------ ------ ------ ------ ------
          Total......................... $101.4 $ 71.9 $653.5 $ 44.5 $ 36.0
                                         ====== ====== ====== ====== ======
----------
     (a) Principal payment requirements could be greater, in the aggregate, in 1996 through 1998 if a DRA is determined to exist.

     (b) Excludes approximately $11.4 million in letter of credit obligations currently outstanding and required to be cash collateralized in June 1997.

     (c) Maturities may be accelerated if tangible adjusted equity falls below $50 million. (See Note 2).

     (d) Maturities may be accelerated if an Event of Default occurs and continues under the Credit Agreement. (See Note 2).

Fair Value of Long-term Debt
----------------------------

     The following is a summary of estimated fair value of the Company's long-term debt as of the years ended (in thousands):

                                             1995                1994
                                      ------------------  ------------------
                                      Carrying    Fair    Carrying    Fair
                                       Amount    Value     Amount    Value
                                      --------  --------  --------  --------

     HCLP Secured Notes.............. $504,674  $568,641  $520,180  $535,135
     Credit Agreement................   61,131    61,131    71,131    71,131
     12-3/4% secured discount notes..  618,518   541,905   581,942   528,688
     12-3/4% unsecured discount notes   39,725    35,262    37,345    37,591
     13-1/2% subordinated notes......    7,390     7,390     7,390     7,390

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

(5)  Income Taxes
     ============

     The Company provides for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized by applying the enacted statutory tax rates applicable to future years to temporary differences between the financial statement and tax bases of existing assets and liabilities. The tax basis of the Company's consolidated net assets is greater than the financial basis of those net assets; therefore a net deferred tax asset has been recorded. However, due to the Company's history of net operating losses and its current financial condition, a valuation allowance has been recorded which offsets the entire net deferred tax asset. A summary of the Company's net deferred tax asset is as follows (in millions):

                                                              December 31
                                                            ---------------
                                                             1995     1994
                                                            ------   ------

     Deferred tax asset...................................  $  261   $  240
     Deferred tax liability...............................     --       --
     Valuation allowance..................................    (261)    (240)
                                                            ------   ------
          Net deferred tax asset..........................  $  --    $  --
                                                            ======   ======

     The principal components of the Company's net deferred tax asset (utilizing a 39% combined federal and state income tax rate) and the valuation allowance are as follows (in millions):

                                                              December 31
                                                            ---------------
                                                             1995     1994
                                                            ------   ------
     Tax basis of oil and gas properties in
       excess of financial basis..........................  $   75   $   80
     Regular tax net operating loss carryforward..........     184      156
     Other, net...........................................       2        4
     Valuation allowance..................................    (261)    (240)
                                                            ------   ------
          Net deferred tax asset..........................  $  --    $  --
                                                            ======   ======

     At December 31, 1995, the Company had a regular tax net operating loss carryforward of approximately $470 million. Additionally, the Company had an alterative minimum tax loss carryforward available to offset future alternative minimum taxable income of approximately $450 million. If not used, these carryforwards will expire between 2007 and 2010.

     The Internal Revenue Service Code of 1986 (the "Code") contains numerous provisions which restrict or limit the use of corporate tax attributes in conjunction with corporate acquisitions, dispositions, and reorganizations. Included among these restrictive provisions is Code
Section 382 which, in general, limits the utilization of net operating loss carryovers subsequent to a substantial change (generally more than 50%) in corporate stock ownership. The Section 382 ownership change (as defined for tax purposes) is considered on a cumulative basis over a specified time period, normally three years. Successful completion of the Rainwater transaction (see Note 2) is expected to result in a Section 382 ownership change which will limit the utilization of the Company's tax carryforwards prior to their expiration.

     The Company assumed from the Partnership any tax liabilities or refunds which may arise as a result of any changes to Original Mesa's taxable income or loss for open tax years. During 1993, the Internal Revenue Service (the "IRS") completed two field examinations of the tax returns filed by Original Mesa for the tax years 1984 through 1987. In December 1993 the Company made a payment to the IRS of approximately $13 million, which payment includes interest, in full settlement of all claims for these years. The Company was fully reserved for the additional tax assessment relating to the tax years 1984 through 1987. As of January 1, 1995, there are no remaining open tax years for Original Mesa for federal income tax purposes.

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

(7)  Stockholders' Equity
     ====================

     At December 31, 1995, the Company had outstanding 64.1 million shares of common stock. In 1993 the Company issued 7.5 million shares of common stock in conjunction with the Debt Exchange (see Note 4). In late 1993 and 1994 the Company issued a total of approximately 1.7 million shares of common stock in exchange for the General Partner's 4.14% interest in the subsidiary partnerships of the Company (see Note 1). In 1994 the Company completed the Equity Offering which resulted in the issuance of an additional 16.3 million shares of common stock. Proceeds from the Equity Offering increased stockholders' equity by approximately $93 million and were used to reduce long-term debt (see Note 4).

     The Company has authorized 10 million shares of preferred stock. No shares of preferred stock have been issued as of December 31, 1995.

(8)  Notes Receivable
     ================

     Prior to 1992 the Company had notes receivable totaling $68 million, exclusive of interest, from Bicoastal Corporation ("Bicoastal") which was in bankruptcy. Because of the uncertainty of collection, the Company did not record interest on these notes. A plan of reorganization for Bicoastal was approved by the Bankruptcy Court in September 1992. During 1992 and 1993, the Company collected a total of approximately $74 million from Bicoastal, representing all of the Company's principal amount of allowed claims in the bankruptcy reorganization plan, plus an additional amount representing a portion of its interest claims. As a result, the Company recorded gains of $18.5 million in 1993 relating to collections in excess of the recorded receivable. In 1995 and 1994 the Company recorded gains of $6.4 million and $16.6 million, respectively, from additional interest claims collected from Bicoastal.

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

Lease Termination
-----------------

     In 1991 the Company sold certain producing oil and gas properties to Seagull Energy Company ("Seagull"). In 1994 two lawsuits were filed against Seagull in the 100th District Court in Carson County, Texas, by certain land and royalty owners claiming that certain of the oil and gas leases owned by Seagull have terminated due to cessation in production and/or lack of production in paying quantities occurring at various times from first production through 1994. In the third quarter of 1995 Seagull filed third-party complaints against the Company claiming breach of warranty and false representation in connection with the sale of such properties to Seagull. The Company believes it has several defenses to these lawsuits including a two-year limitation on indemnification set forth in the purchase and sale agreement.

     Seagull filed a similar third-party complaint against the Company covering a different lease in the 69th District Court in Moore County, Texas. The Company believes it has similar defenses in this case.

     The plaintiffs in the cases against Seagull are seeking to terminate the leases. Seagull, in its complaint against the Company, is seeking unspecified damages relating to any leases which are terminated.

     The Company does not expect the resolution of this lawsuit to have a material adverse effect on its financial position or results of operations.

Unocal
------

     The Company was subject to a lawsuit relating to a 1985 investment in Unocal which asserted that certain profits allegedly realized by the Company and other defendants upon the disposition of Unocal common stock in 1985 were recoverable by Unocal pursuant to Section 16(b) of the Securities Exchange Act of 1934. On January 11, 1994, the Company and other defendants entered into a settlement agreement (the "Settlement Agreement") whereby they agreed to pay Unocal an aggregate of $47.5 million, of which $42.75 million was to be paid by the Company and $4.75 million by the other defendants. The Settlement Agreement was approved by the court on February 28, 1994. The Company funded its share of the settlement amount with proceeds from issuance of additional long-term debt. (See Note 4 for discussion of the issuance of the additional long-term debt.) As a result of the settlement, the Company recognized a $42.8 million loss in the fourth quarter of 1993.

Other
-----

     The Company is also a defendant in other lawsuits and has assumed liabilities relating to Original Mesa and the Partnership. The Company does not expect the resolution of these other matters to have a material adverse effect on its financial position or results of operations.

     The Company assumed certain litigation and tax-related obligations from Original Mesa and the Partnership and also recorded certain contingent liabilities relating to various matters, including litigation, office space leases and retirement benefit obligations, in conjunction with the 1986 acquisition of Pioneer Corporation ("Pioneer") and the 1988 acquisition of Tenneco Inc.'s midcontinent division. During the fourth quarter of 1993, the Company settled certain claims with the IRS (see Note 5) and resolved or revalued certain other contingent liabilities to reflect actual or estimated liabilities. The Company had previously reserved for the IRS claims and certain other contingencies in excess of the actual or estimated liabilities. As a result, the Company recorded a net gain of $24 million in the fourth quarter of 1993.

(10) Employee Benefit Plans
     ======================

Retirement Plans
----------------

     The Company maintains two defined contribution retirement plans for the benefit of its employees. The Company expensed $.8 million in 1995, $3.3 million in 1994, and $3.2 million in 1993 in connection with these plans.

Option Plan
-----------

     In December 1991 the stockholders of the Company approved the 1991 Stock Option Plan of the Company (the "Option Plan"), which authorized the grant of options to purchase up to two million shares of common stock to officers and key employees. In May 1994 the stockholders of the Company approved an amendment to the Option Plan which increased the number of shares of common stock authorized from two million to four million. The exercise price for each share of common stock placed under option cannot be less than 100% of the fair market value of the common stock on the date the option is granted. Upon exercise, the grantee may elect to receive either shares of common stock or, at the discretion of the Option Committee of the Board of Directors, cash or certain combinations of stock and cash in an amount equal to the excess of the fair market value of the common stock at the time of exercise over the exercise price. At December 31, 1995, the following stock options were outstanding:

                                                                  Number of
                                                                   Options
                                                                  ---------

     Outstanding at December 31, 1994............................ 2,926,460
          Granted................................................    20,000
          Exercised..............................................      --
          Forfeited..............................................   (14,070)
                                                                  ---------
     Outstanding at December 31, 1995............................ 2,932,390
                                                                  =========

     The outstanding options at December 31, 1995, are detailed as follows:

     Number of                    Date of     Exercise Price
      Options                      Grant        Per Share        Exercisable
     ---------                    --------    --------------     -----------

     1,126,000 .................. 01/10/92       $ 6.8125         1,126,000
       134,500 .................. 10/02/92        11.6875           134,500
       101,890 .................. 05/18/93         5.8125            81,512
       475,000 .................. 11/10/93         7.3750           380,000
        75,000 .................. 06/06/94         6.1875            41,250
     1,000,000 .................. 12/01/94         4.2500           550,000
        20,000 .................. 05/12/95         5.6875             6,000
     ---------                                                    ---------
     2,932,390                                                    2,319,262
     =========                                                    =========

     Options are exercisable from the date of grant as follows: after six months, 30%; after one year, 55%; after two years, 80%; and after three years, 100%. At December 31, 1995, options for 1,004,890 shares were available for grant.

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

     Under the provisions of SFAS No. 123, a company may elect to measure compensation cost associated with its stock option and similar plans as a component of compensation expense in its statement of operations. Companies may also elect to continue to measure compensation cost under the provisions of APB No. 25. Companies which elect to continue measurement under APB No. 25 are required to provide pro forma disclosure in the notes to financial statements reflecting the difference, if any, between compensation cost included in net income and the cost if the fair value-based method were used including effects on earnings per share. Since the inception of the Option Plan, the Company has not recognized any compensation cost related to grants of stock options. The disclosure requirements of this statement are effective for financial statements for fiscal years beginning after December 15, 1995. At this time, the Company does not expect to adopt the fair value-based method of accounting for its stock option plans and, accordingly, adoption of this statement will have no impact on the Company's results of operations.

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

     The Company maintains two separate plans for providing postretirement medical benefits. One plan covers the Company's retirees and current employees (the "MESA Plan"). The other plan relates to the retirees of Pioneer which was acquired by the Company in 1986 (the "Pioneer Plan"). Under the MESA Plan, employees who retire from the Company and who have had at least ten years of service with the Company after attaining age 45 are eligible for postretirement health care benefits. These benefits may be subject to deductibles, copayment provisions, retiree contributions and other limitations and the Company has reserved the right to change the provisions of the plan. The Pioneer Plan is maintained for Pioneer retirees and dependents only and is subject to deductibles, copayment provisions and certain maximum payment provisions. The Company does not have the right to change the Pioneer Plan or to require retiree contributions. Both plans are self-insured indemnity plans and both coordinate benefits with Medicare as the primary payer. Neither plan is funded.

     The following table reconciles the status of the two plans with the amount included under other liabilities in the consolidated balance sheet at December 31, 1995, (in thousands):
                                                 MESA    Pioneer
                                                 Plan     Plan       Total
                                                ------   -------    -------
     Accumulated Postretirement Benefit
       Obligation ("APBO"):
          Retirees and dependents............   $1,080   $11,289    $12,369
          Actives - fully eligible...........      353      --          353
          Other actives......................      731      --          731
                                                ------   -------    -------
               Total APBO....................    2,164    11,289     13,453
     Unrecognized Transition Obligation......   (1,420)   (2,310)    (3,730)
                                                ------   -------    -------
     Accrued Postretirement
       Benefit Obligation....................   $  744   $ 8,979(a) $ 9,723
                                                ======   =======    =======
----------
     (a) The Company established an accrued liability associated with the Pioneer Plan in conjunction with its acquisition of Pioneer in 1986.

     For measurement purposes, the 1995 annual rate of increase in per capita cost of covered health care benefits was assumed to be 10% for those participants under age 65 and 9% for those participants over age 65. The rates were assumed to decrease gradually to 5.0% by the year 2000 and to remain at that level thereafter. The health care cost trend rate assumption affects the amount of the Transition Obligation and periodic cost reported. An increase in the assumed health care cost trend rates by 1% in each year would increase the APBO as of December 31, 1995, by approximately $735,000 and the net periodic postretirement benefit cost for the year ended December 31, 1995, by approximately $77,000. The net periodic postretirement benefit cost for the year ended December 31, 1995, was approximately $1.4 million based on the assumptions used.

     The discount rate used in determining the APBO as of December 31, 1995, was 8%.

     The following table presents the Company's cost of postretirement benefits other than pensions for the years ended December 31 (in thousands):

                                                    1995    1994    1993
                                                   ------  ------  ------
     Net periodic postretirement benefit cost:
          Service cost............................ $  124  $  110  $   96
          Interest cost...........................  1,005     988     988
          Amortization of Transition Obligation...    276     276     276
                                                   ------  ------  ------
                                                   $1,405  $1,374  $1,360
                                                   ======  ======  ======
     Actual costs of providing benefits:
          MESA Plan............................... $    4  $  120  $  123
          Pioneer Plan............................    918     666     909
                                                   ------  ------  ------
                                                   $  922  $  786  $1,032
                                                   ======  ======  ======

(11) Major Customers
     ===============

     In 1995 revenues include sales to Mapco Petroleum, Inc. ("Mapco") of $75.0 million (34.4%) and Western Resources, Inc. ("WRI") of $21.9 million (10.0%). In 1994 revenues included sales to Mapco of $70.9 million (31.4%), WRI of $37.4 million (16.6%), and Energas Company of $22.8 million (10.1%). In 1993 revenues included sales to Mapco of $60.2 million (27.5%), WRI of $51.8 million (23.6%) and Natural Gas Clearinghouse of $23.1 million (10.5%).

(12) Concentrations of Credit Risk
     =============================

     Substantially all of the Company's accounts receivable at December 31, 1995, result from oil and gas sales and joint interest billings to third party companies in the oil and gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. In determining whether or not to require collateral from a customer or joint interest owner, the Company analyzes the entity's net worth, cash flows, earnings, and credit ratings. Receivables are generally not collateralized. Historical credit losses incurred by the Company on receivables have not been significant.

(13) Condensed Consolidating Financial Statements
     ============================================

     The Company conducts its operations through various direct and indirect subsidiaries. On December 31, 1995, the Company's direct subsidiaries were MOC, Mesa Holding Co. ("MHC") and Hugoton Management Co. ("HMC"). MOC owns all of the Company's interest in the West Panhandle field of Texas, the Gulf Coast and the Rocky Mountain areas, as well as an approximate 99% limited partnership interest in HCLP. MHC owns cash and securities, an approximate 1% limited partnership interest in HCLP and 100% of Mesa Environmental Ventures Co. ("Mesa Environmental"), a company established to compete in the natural gas vehicle market. HMC owns the general partner interest of HCLP. (See discussion below for 1994 changes in subsidiaries and HCLP ownership.) HCLP owns substantially all of the Company's Hugoton field natural gas properties and is liable for the HCLP Secured Notes (see Note 4). The assets and cash flows of HCLP that are subject to the mortgage securing the HCLP Secured Notes are dedicated to service the HCLP Secured Notes and are not available to pay creditors of the Company or its subsidiaries other than HCLP. MOC and the Company are liable for the Credit Agreement, the 13-1/2% subordinated notes and the Discount Notes. Mesa Capital Corp. ("Mesa Capital"), a wholly owned financing subsidiary of MOC, is also an obligor under the 13-1/2% subordinated notes and the Discount Notes. Mesa Capital, which has insignificant assets and results of operations, is included with MOC in the condensed consolidating financial statements. Other Company subsidiaries in the condensed consolidating financial statements include MHC, HMC, and Mesa Environmental.

     In early 1994 the Company effected a series of merger transactions which resulted in the conversion of the predecessors of MOC, MHC, and the other subsidiary partnerships, other than HCLP, to corporate form and eliminated all of the General Partner's minority interests in the subsidiaries.

     As of December 31, 1993, MHC had intercompany payables to MOC of approximately $123 million. On February 28, 1994, MHC assigned an 18% limited partnership interest in HCLP (out of its total interest of approximately 19%) to MOC in satisfaction of $90 million of intercompany payables. Provisions of the Discount Note indentures required the repayment of intercompany indebtedness to specified levels and provided that any HCLP limited partnership interests transferred in satisfaction of intercompany debt would be valued at $5 million for each one percent of interest assigned. MHC repaid an additional $33 million of intercompany debt to MOC in cash during 1994. As a result of these transactions, MOC now owns 99% of the limited partnership interest in HCLP, and all of MHC's intercompany debt to MOC which was outstanding at December 31, 1993, was eliminated.

    The following are condensed consolidating financial statements of MESA Inc., HCLP, MOC, and the Company's other subsidiaries combined (in millions):

Condensed Consolidating Balance Sheets
--------------------------------------
                                                  Other    Consol.   The
                        MESA                     Company    and    Company
December 31, 1995       Inc.     HCLP      MOC    Subs.    Elimin. Consol'd
-----------------      ------   ------   ------  -------- -------- --------

Assets:
  Cash and cash
   investments.......  $   -    $   47   $   38   $   64   $   -    $  149
  Other current
   assets............      -        20       53       15       -        88
                       ------   ------   ------   ------   ------   ------
    Total current
     assets..........      -        67       91       79       -       237
                       ------   ------   ------   ------   ------   ------
  Property, plant
   and equipment,
   net...............      -       602      478        3       -     1,083
  Investment in
   subsidiaries......      76       -       115       10     (201)      -
  Intercompany
   receivables.......      -        -         9       -        (9)      -
  Other noncurrent
   assets............      -        82       58        5       -       145
                       ------   ------   ------   ------   ------   ------
                       $   76   $  751   $  751   $   97   $ (210)  $1,465
                       ======   ======   ======   ======   ======   ======
Liabilities and
 Equity:
  Current
   liabilities.......  $   -    $   64   $  128   $    1   $   -    $  193
  Long-term debt.....      -       471      665       -        -     1,136
  Intercompany
   payables..........       9       -        -        -        (9)      -
  Other noncurrent
   liabilities.......      -        -        66        3       -        69
  Partners'/Stock-
   holders' equity
   (deficit).........      67      216     (108)      93     (201)      67
                       ------   ------   ------   ------   ------   ------
                       $   76   $  751   $  751   $   97   $ (210)  $1,465
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
                       ======   ======   ======   ======   ======   ======


Condensed Consolidating Statements of Operations
------------------------------------------------
Years Ended:
------------
                                                  Other    Consol.   The
                        MESA                     Company    and    Company
December 31, 1995       Inc.     HCLP      MOC    Subs.    Elimin. Consol'd
-----------------      ------   ------   ------  -------- -------- --------

Revenues.............  $   -    $   97   $  137   $    1   $   -    $  235
                       ------   ------   ------   ------   ------   ------
Costs and Expenses:
  Operating,
   exploration and
   taxes.............      -        28       49       -        -        77
  General and
   administrative....      -        -        24        3       -        27
  Depreciation,
   depletion and
   amortization......      -        34       49       -        -        83
                       ------   ------   ------   ------   ------   ------
                           -        62      122        3       -       187
                       ------   ------   ------   ------   ------   ------

Operating Income
 (Loss)..............      -        35       15       (2)      -        48
                       ------   ------   ------   ------   ------   ------
Interest expense, net
 of interest income..      -       (47)     (91)       5       -      (133)
Equity in loss of
 subsidiaries........     (58)      -       (11)      -        69       -
Other................      -        -        21        6       -        27
                       ------   ------   ------   ------   ------   ------
Net Income (Loss)....  $  (58)  $  (12)  $  (66)  $    9   $   69   $  (58)
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
                       ======   ======   ======   ======   ======   ======


                                                  Other    Consol.   The
                        MESA                     Company    and    Company
December 31, 1993       Inc.     HCLP      MOC    Subs.    Elimin. Consol'd
-----------------      ------   ------   ------  -------- -------- --------

Revenues.............  $   -    $  103   $  120   $   (1)  $   -    $  222
                       ------   ------   ------   ------   ------   ------
Costs and Expenses:
  Operating,
   exploration and
   taxes.............      -        27       48       -        -        75
  General and
   administrative....      -        -        23        2       -        25
  Depreciation,
   depletion and
   amortization......      -        35       65       -        -       100
                       ------   ------   ------   ------   ------   ------
                           -        62      136        2       -       200
                       ------   ------   ------   ------   ------   ------
Operating Income
 (Loss)..............      -        41      (16)      (3)      -        22
                       ------   ------   ------   ------   ------   ------
Interest expense, net
 of interest income..      -       (50)     (83)       2       -      (131)
Intercompany interest
 income (expense)....      -        -        16      (16)      -        -
Gains of dispositions
 of oil and gas
 properties..........      -        -        10       -        -        10
Equity in loss of
 subsidiaries........    (102)      -        (7)      (2)     111       -
Other................      -        -       (42)      29       10       (3)
                       ------   ------   ------   ------   ------   ------
Net Income (Loss)....  $ (102)  $   (9)  $ (122)  $   10   $  121   $ (102)
                       ======   ======   ======   ======   ======   ======


Condensed Consolidating Statements of Cash Flows
------------------------------------------------
Years Ended:
------------
                                                  Other    Consol.   The
                        MESA                     Company    and    Company
December 31, 1995       Inc.     HCLP      MOC    Subs.    Elimin. Consol'd
-----------------      ------   ------   ------  -------- -------- --------

Cash Flows from
 Operating Activities  $   -    $   20   $   50   $   (1)  $   -    $   69
                       ------   ------   ------   ------   ------   ------
Cash Flows from
 Investing Activities:
  Capital
   expenditures......      -       (10)     (30)      (2)      -       (42)
  Other..............      -        -         4       (3)      -         1
                       ------   ------   ------   ------   ------   ------
                           -       (10)     (26)      (5)      -       (41)
                       ------   ------   ------   ------   ------   ------
Cash Flows from
 Financing Activities:
  Repayments of
   long-term debt....      -       (16)     (10)      -        -       (26)
  Other..............      -         4       -        -        -         4
                       ------   ------   ------   ------   ------   ------
                           -       (12)     (10)      -        -       (22)
                       ------   ------   ------   ------   ------   ------
Net Increase (Decrease)
 in Cash and Cash
 Investments.........  $   -    $   (2)  $   14   $   (6)  $   -    $    6
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

     (b) As of December 31, 1995, the Company owns 100% interest in each of MOC, MHC, and HMC. These condensed consolidating financial statements present the Company's investment in its subsidiaries and MOC's and MHC's investments in HCLP using the equity method. Under this method, investments are recorded at cost and adjusted for the parent company's ownership share of the subsidiary's cumulative results of operations. In addition, investments increase in the amount of contributions to subsidiaries and decrease in the amount of distributions from subsidiaries.

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

     (d) The condensed consolidating statement of operations of MHC for the year ended December 31, 1994, reflects a $91 million loss from its disposition of an 18% equity interest in HCLP. The HCLP equity interest was used to repay a portion of MHC's intercompany payable to MOC and was valued, in accordance with the provisions of the Discount Note indentures, at $5 million for each one percent of interest assigned. A loss was recognized for the difference between the carrying value of the HCLP interest assigned to MOC and the $90 million value attributed to such interests which reduced the intercompany payable. The loss recognized by MHC is eliminated in consolidation.

                          SUPPLEMENTAL FINANCIAL DATA
                          ===========================

Oil and Gas Reserves and Cost Information
-----------------------------------------
(Unaudited)

     Net proved oil and gas reserves as of December 31, 1995 and 1994, were estimated by Company engineers. Net proved oil and gas reserves as of December 31, 1993, associated with the Company's two most significant natural gas producing fields were estimated by independent petroleum engineering consultants. These two fields, the Hugoton and West Panhandle fields, represented over 95% of the Company's net proved equivalent natural gas reserves as of the date estimated by the independent petroleum engineers. All of the Company's reserves at December 31, 1995, 1994, and 1993, were in the United States. In accordance with regulations established by the Commission, the reserve estimates were based on economic and operating conditions existing at the end of the respective years.

     Future prices for natural gas were based on market prices as of each year end and contract terms, including fixed and determinable price escalations. Market prices received as of each year end were used for future sales of oil, condensate and natural gas liquids. Future operating costs, production and ad valorem taxes and capital costs were based on current costs as of each year end, with no escalation.

     Approximately 65% of the Company's equivalent proved reserves (based on a factor of six thousand cubic feet ["Mcf"] of gas per barrel of liquids) at December 31, 1995, is natural gas. The natural gas prices in effect at December 31, 1995, (having a weighted average of $1.95 per Mcf) were used in accordance with Commission regulations but may not be the most appropriate or representative prices to use for estimating reserves since such prices were influenced by the seasonal demand for natural gas and contractual arrangements at that date. The average price received by the Company for sales of natural gas in 1995 was $1.48 per Mcf. Assuming all other variables used in the calculation of reserve data are held constant, the Company estimates that each $.10 change in the price per Mcf for natural gas production would affect the Company's estimated future net cash flows and present value thereof, both before income taxes, by $109 million and $44 million, respectively. At December 31, 1995, the Company's standardized measure of future net cash flows from proved reserves (the "Standardized Measure") and the pretax Standardized Measure were less than the net book value of oil and gas properties by approximately $100 million and $25 million, respectively. The Company believes that the ultimate value to be received for production from its oil and gas properties will be greater than the current net book value of its oil and gas properties.

     At December 31, 1993, the Company's internal estimates of proved reserves for the Hugoton and West Panhandle properties were greater than the estimates prepared by independent petroleum engineers as of such date. In the Hugoton field, the primary difference reflects increased reserves for properties on which the Company drilled 382 infill wells since 1987 resulting from the Company's internal interpretation of pressure and cumulative production data. In the West Panhandle field, the reserve differences result from the interpretation of cumulative production data on producing wells and in the estimates of proved undeveloped reserves.

     Oil and gas reserve quantities estimated as of December 31, 1995, reflect a net increase over 1994, after production, of approximately 171 Bcfe of natural gas. Equivalent natural gas reserves increased in each of the Company's major production areas. Increases in Hugoton field reserves reflect alignment of the assumptions used in preparing the proved reserve estimates with the Company's practice of recovering ethane at the Satanta Plant. In previous years Hugoton proved reserve estimates were prepared assuming that the Company would not recover ethane which resulted in slightly higher natural gas volumes, lower natural gas liquids volumes and lower total equivalent volumes than if ethane recovery were assumed. The decision as to whether or not to recover ethane is based on the relative value of ethane as a liquid versus the energy-equivalent value of such ethane if left in the residue natural gas. In the future, if economic conditions warrant, the Company may revise proved reserves to reflect any changes in such relative values. In the West Panhandle field, reserves were revised upward to reflect the development drilling results over the past year and the planned upgrade of the Fain Plant for a higher rate of liquids recovery per Mcf of gas produced from the field. In the Gulf Coast, reserve additions resulted from exploratory and development drilling in 1994 and 1995.

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

Capitalized Costs and Costs Incurred
------------------------------------
(Unaudited)

     Capitalized costs relating to oil and gas producing activities at December 31, 1995, 1994, and 1993 and the costs incurred during the years then ended are set forth below (in thousands):

                                          1995         1994         1993
Capitalized Costs:                     ----------   ----------   ----------
     Proved properties................ $1,897,168   $1,865,004   $1,845,483
     Unproved properties..............      2,995        2,838          754
     Accumulated depreciation,
       depletion and amortization.....   (834,304)    (753,827)    (670,706)
                                       ----------   ----------   ----------
          Net......................... $1,065,859   $1,114,015   $1,175,531
                                       ==========   ==========   ==========
Costs Incurred:
     Exploration and development:
          Proved properties........... $      269   $      523   $       73
          Unproved properties.........        157        2,425           17
          Exploration costs...........      8,167        5,157        2,705
          Development costs...........     14,572       14,043        2,381
                                       ----------   ----------   ----------
               Total exploration and
                 development..........     23,165       22,148        5,176
                                       ----------   ----------   ----------
     Plants and facilities:
          Processing plants...........      1,850        3,248       17,501
          Field compression facilities     10,561        3,129        4,387
          Other.......................      3,354        5,168        2,257
                                       ----------   ----------   ----------
               Total plants and
                 facilities...........     15,765       11,545       24,145
                                       ----------   ----------   ----------
     Total costs incurred............. $   38,930   $   33,693   $   29,321
                                       ==========   ==========   ==========
     Depreciation, depletion
       and amortization............... $   80,513   $   89,413   $   96,774
                                       ==========   ==========   ==========

Estimated Quantities of Reserves
--------------------------------
(Unaudited)                                  Years Ended December 31
                                       ------------------------------------
Natural Gas (MMcf)                        1995         1994         1993
-----------                            ----------   ----------   ----------

Proved Reserves:
     Beginning of year................  1,303,187    1,202,444    1,276,049
          Extensions and discoveries..     29,728        6,211        5,132
          Purchases of producing
            properties................      1,000          822          166
          Revisions of previous
            estimates.................    (38,574)     176,049        7,284
          Sales of producing
            properties................       --           --         (6,367)
          Production..................    (77,312)     (82,339)     (79,820)
                                       ----------   ----------   ----------
     End of year......................  1,218,029    1,303,187    1,202,444
                                       ==========   ==========   ==========
Proved Developed Reserves:
     Beginning of year................  1,257,883    1,159,453    1,223,672
                                       ==========   ==========   ==========
     End of year......................  1,160,751    1,257,883    1,159,453
                                       ==========   ==========   ==========

                                             Years Ended December 31
Natural Gas Liquids, Oil               ------------------------------------
and Condensate (MBbls)                    1995         1994         1993
------------------------               ----------   ----------   ----------

Proved Reserves:
     Beginning of year................     89,428       82,446       87,392
          Extensions and discoveries..      3,121          491          778
          Purchases of producing
            properties................          5            1         --
          Revisions of previous
            estimates.................     26,630       13,947        3,083
          Sales of producing
            properties................       --           --         (3,019)
          Production..................     (7,766)      (7,457)      (5,788)
                                       ----------   ----------   ----------
     End of year......................    111,418       89,428       82,446
                                       ==========   ==========   ==========
Proved Developed Reserves:
     Beginning of year................     85,656       79,294       82,439
                                       ==========   ==========   ==========
     End of year......................    105,197       85,656       79,294
                                       ==========   ==========   ==========

* Proved natural gas liquids, oil and condensate reserve quantities include oil and condensate reserves at December 31 of the respective years as follows: 1995, 9,521 MBbls; 1994, 5,031 MBbls; and 1993, 3,296 MBbls.

* In addition to the proved reserves disclosed above, the Company owned proved helium and carbon dioxide ("CO2") reserves at December 31 of the respective years as follows: 1995, 3,670 MMcf of helium and 46,459 MMcf of CO2; 1994, 4,457 MMcf of helium and 46,459 MMcf of CO2; and 1993, 5,198 MMcf of helium and 46,376 MMcf of CO2.

Standardized Measure of Future Net Cash Flows from Proved Reserves
------------------------------------------------------------------
(Unaudited)
                                                   December 31
                                       ------------------------------------
                                          1995         1994         1993
                                       ----------   ----------   ----------
                                                  (in thousands)

Future cash inflows................... $3,804,371   $3,513,282   $3,723,760
Future production and
  development costs:
     Operating costs and
       production taxes............... (1,257,957)  (1,192,005)  (1,337,224)
     Development and
       abandonment costs..............    (96,594)     (95,441)     (80,310)
Future income taxes...................   (296,987)    (211,076)    (240,017)
                                       ----------   ----------   ----------
Future net cash flows.................  2,152,833    2,014,760    2,066,209
     Discount at 10% per annum........ (1,186,644)  (1,080,578)  (1,079,278)
                                       ----------   ----------   ----------
Standardized Measure.................. $  966,189   $  934,182   $  986,931
                                       ==========   ==========   ==========
Future net cash flows
  before income taxes................. $2,449,820   $2,225,836   $2,306,226
                                       ==========   ==========   ==========
Standardized Measure
  before income taxes................. $1,040,413   $  988,325   $1,068,740
                                       ==========   ==========   ==========
----------
* The estimate of future income taxes is based on the future net cash flows from proved reserves adjusted for the tax basis of the oil and gas properties but without consideration of general and administrative and interest expenses.

Changes in Standardized Measure
-------------------------------
(Unaudited)
                                               Years Ended December 31
                                       ------------------------------------
                                          1995         1994         1993
                                       ----------   ----------   ----------
                                                  (in thousands)

Standardized Measure at
  beginning of year................... $  934,182   $  986,931   $1,037,181
                                       ----------   ----------   ----------
Revisions of reserves
  proved in prior years:
     Changes in prices and
       production costs...............     52,724     (121,300)       6,178
     Changes in quantity estimates....     71,673      151,538       17,616
     Changes in estimates of
       future development and
       abandonment costs..............    (18,424)     (27,343)       8,054
     Net change in income taxes.......    (20,081)      27,666       48,703
     Accretion of discount............     98,833      106,874      116,769
     Other, primarily timing
       of production..................    (94,511)     (80,650)    (108,371)
                                       ----------   ----------   ----------
          Total revisions.............     90,214       56,785       88,949
Extensions, discoveries and
  other additions, net of future
  production and development costs....     61,259        8,075        4,456
Purchases of proved properties........      1,692          463          138
Sales of oil and gas produced,
  net of production costs.............   (154,231)    (146,267)    (143,502)
Sales of producing properties.........        -            -        (26,907)
Previously estimated development
  and abandonment costs incurred
  during the period...................     33,073       28,195       26,616
                                       ----------   ----------   ----------
Net changes in Standardized Measure...     32,007      (52,749)     (50,250)
                                       ----------   ----------   ----------
Standardized Measure at end of year... $  966,189   $  934,182   $  986,931
                                       ==========   ==========   ==========

Quarterly Results
-----------------
(Unaudited)
                                             Quarters Ended
                           -------------------------------------------------
                           March 31   June 30   September 30  December 31
                           --------   --------  ------------  -----------
                                 (in thousands, except per share data)
1995:
----
     Revenues............  $ 62,247   $ 59,174    $ 48,967     $ 64,571
                           ========   ========    ========     ========
     Gross profit(1).....  $ 44,928   $ 44,066    $ 29,926     $ 45,821
                           ========   ========    ========     ========
     Operating income....  $ 15,974   $ 17,080    $    219     $ 14,692
                           ========   ========    ========     ========
     Net loss............  $ (7,894)  $(13,953)   $(32,473)    $ (3,248)(2)
                           ========   ========    ========     ========
     Net loss per
       common share......  $   (.12)  $   (.22)   $   (.51)    $   (.05)
                           ========   ========    ========     ========
1994:
----
     Revenues............  $ 61,084   $ 53,361    $ 45,725     $ 68,567
                           ========   ========    ========     ========
     Gross profit(1).....  $ 42,214   $ 34,462    $ 28,713     $ 49,387
                           ========   ========    ========     ========
     Operating income
       (loss)............  $ 10,176   $  4,867    $ (2,065)    $ 15,705
                           ========   ========    ========     ========
     Net loss............  $(17,766)  $(25,338)   $(25,907)    $(14,342)
                           ========   ========    ========     ========
     Net loss per
       common share......  $   (.37)  $   (.43)   $   (.40)    $   (.22)
                           ========   ========    ========     ========
----------
     (1) Gross profit consists of total revenues less lease operating expenses and production and other taxes.

     (2) In the fourth quarter of 1995 results of operations included net gains from investments of $18.4 million. (See Note 3 to the consolidated financial statements of the Company.)

                         INDEX TO EXHIBITS
                         -----------------

 Exhibit No.   Description
 -----------   -----------

     10.14 - Amarillo Supply Agreement between Mesa Operating Limited Partnership, Seller, and Energas Company, a division of Atmos Energy Corporation, Buyer, dated effective January 2, 1993.

     10.15 - Gas Gathering Agreement-Interruptible between Colorado Interstate Gas Company, Transporter, and Mesa Operating Limited Partnership, Shipper, dated effective October 1, 1993, as amended by agreements dated January 1, 1994, January 5, 1994, June 1, 1994, and March 1, 1996.

     10.16 - Gas Supply Agreement dated May 11, 1994, between Mesa Operating Co., as successor to Mesa Operating Limited Partnership, acting on behalf of itself and as agent for Hugoton Capital Limited Partnership, and Williams Gas Marketing Company, and Gas Supply Guarantee dated May 11, 1994.

     10.22 - Interruptible Gas Transportation and Sales Agreement dated January 1, 1991, between Mesa Operating Limited Partnership and Energas Company and Amendment dated January 1, 1995.

     10.23 - "B" Contract Operating Agreement dated January 1, 1988, between Mesa Operating Limited Partnership and Colorado Interstate Gas Company.

     10.24 - "B" Contract Agreement of Compromise and Settlement dated May 29, 1987, between Mesa Operating Limited Partnership and Colorado Interstate Gas Company, and Amendment to Gathering Agreement dated July 15, 1990.

     10.25 - Gas Purchase Agreement dated January 1, 1996, between Mesa Operating Co., as Seller, and KN Marketing L.P., as Buyer, and Amendment dated August 1, 1995.

     10.26 - Change in Control Retention/Severance Plan adopted August 22, 1995, and Amendment dated October 20, 1995.

     22     -  List of Subsidiaries of the Company.

     27     -  Article 5 of Regulation S-X Financial Data Schedule
               for Year-End 1995 Form 10-K.

     28     -  Summary Report of the Company relating to proved oil and gas reserves at December 31, 1995.