Form 10-Q
period 1996-03-31
MESA INC
filed 1996-05-15
CIK 877930

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

               For the quarterly period ended March 31, 1996
                                              --------------
                                     or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 1-10874
                                               -------
                                  MESA Inc.
                                  =========
           (Exact name of registrant as specified in its charter)

            Texas                                           75-2394500
            -----                                           ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)

  1400 Williams Square West
5205 North O'Connor Boulevard
       Irving, Texas                                          75039
- ----------------------------                                  -----
    (Address of Principal                                   (Zip Code)
      Executive Offices)       (214) 444-9001
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

    Number of shares outstanding as of the close of business on May 14, 1996: 64,050,009
      ----------

- ---------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
==============================
Item 1.  Financial Statements
- -----------------------------

                                  MESA Inc.
                                  =========
                    Consolidated Statement of Operations
                    -------------------------------------
                    (in thousands, except per share data)
                                 (unaudited)

                                                        Three Months Ended
                                                              March 31
                                                        -------------------
                                                          1996       1995
                                                        --------   --------
REVENUES:
     Natural gas......................................  $ 50,567   $ 35,856
     Natural gas liquids..............................    23,136     18,206
     Oil and condensate...............................     4,363      5,393
     Other............................................     2,577      2,792
                                                        --------   --------
                                                          80,643     62,247
                                                        --------   --------
COSTS AND EXPENSES:
     Lease operating..................................    13,544     12,574
     Production and other taxes.......................     5,406      4,745
     Exploration charges..............................       544      1,304
     General and administrative.......................     5,584      6,644
     Depreciation, depletion and amortization.........    30,242     21,006
                                                        --------   --------
                                                          55,320     46,273
                                                        --------   --------
OPERATING INCOME......................................    25,323     15,974
                                                        --------   --------
OTHER INCOME (EXPENSE):
     Interest income..................................     3,217      3,909
     Interest expense.................................   (37,749)   (36,663)
     Gains on investments.............................     8,763      4,553
     Gain from collection of interest from
       Bicoastal Corporation..........................     2,548      4,653
     Other............................................    (1,045)      (320)
                                                        --------   --------
                                                         (24,266)   (23,868)
                                                        --------   --------
NET INCOME (LOSS).....................................  $  1,057   $ (7,894)
                                                        ========   ========

NET INCOME (LOSS) PER COMMON SHARE....................  $    .02   $   (.12)
                                                        ========   ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING............    64,050     64,050
                                                        ========   ========

        (See accompanying notes to consolidated financial statements.)

                                  MESA Inc.
                                  =========
                         Consolidated Balance Sheets
                         ---------------------------
                      (in thousands, except share data)

                                                    March 31,   December 31,
                         ASSETS                       1996          1995
                                                   -----------  ------------
                                                   (unaudited)
CURRENT ASSETS:
     Cash and cash investments....................  $  115,755   $  149,143
     Investments..................................      39,956       38,280
     Accounts and notes receivable................      40,485       44,734
     Other........................................       6,663        4,590
                                                    ----------   ----------
          Total current assets....................     202,859      236,747
                                                    ----------   ----------
PROPERTY, PLANT AND EQUIPMENT:
     Oil and gas properties, wells and
       equipment using the successful
       efforts method of accounting...............   1,907,487    1,900,163
     Office and other.............................      41,783       41,603
     Accumulated depreciation, depletion
       and amortization...........................    (887,232)    (859,077)
                                                    ----------   ----------
                                                     1,062,038    1,082,689
                                                    ----------   ----------
OTHER ASSETS:
     Restricted cash of subsidiary partnership....      56,541       57,731
     Gas balancing receivable.....................      58,145       56,020
     Other........................................      29,513       31,509
                                                    ----------   ----------
                                                       144,199      145,260
                                                    ----------   ----------
                                                    $1,409,096   $1,464,696
                                                    ==========   ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities on long-term debt.........  $   92,502   $  101,413
     Accounts payable and accrued liabilities.....      30,712       31,068
     Interest payable.............................      26,887       60,465
                                                    ----------   ----------
          Total current liabilities...............     150,101      192,946
                                                    ----------   ----------
LONG-TERM DEBT....................................   1,121,768    1,135,330
                                                    ----------   ----------
DEFERRED REVENUE..................................      17,328       17,578
                                                    ----------   ----------
OTHER LIABILITIES.................................      51,838       51,838
                                                    ----------   ----------
CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, authorized
       10,000,000 shares; no shares issued and
       outstanding................................        --           --
     Common stock, $.01 par value, authorized
       100,000,000 shares; outstanding
       64,050,009 shares..........................         640          640
     Additional paid-in capital...................     398,965      398,965
     Accumulated deficit..........................    (331,544)    (332,601)
                                                    ----------   ----------
                                                        68,061       67,004
                                                    ----------   ----------
                                                    $1,409,096   $1,464,696
                                                    ==========   ==========

       (See accompanying notes to consolidated financial statements.)


                                  MESA Inc.
                                  =========
                    Consolidated Statements of Cash Flows
                    -------------------------------------
                               (in thousands)
                                 (unaudited)
                                                        Three Months Ended
                                                              March 31
                                                        -------------------
                                                          1996       1995
                                                        --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)................................. $  1,057   $ (7,894)
     Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
          Depreciation, depletion and amortization.....   30,242     21,006
          Accreted interest on discount notes..........      --      19,585
          Gains from investments.......................   (8,763)    (4,553)
          Changes in operating receivables and payables  (35,142)   (16,875)
          Changes in investments, net..................    7,087     16,038
          Other........................................    3,288      1,886
                                                        --------   --------
          Cash provided by (used in) operating
            activities.................................   (2,231)    29,193
                                                        --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures..............................   (9,754)    (7,039)
     Other.............................................     (228)    (3,230)
                                                        --------   --------
          Cash used in investing activities............   (9,982)   (10,269)
                                                        --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of long-term debt......................  (22,365)      --
     Other.............................................    1,190      2,150
                                                        --------   --------
          Cash provided by (used in) financing
            activities.................................  (21,175)     2,150
                                                        --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS...  (33,388)    21,074

CASH AND CASH INVESTMENTS AT BEGINNING OF PERIOD.......  149,143    143,422
                                                        --------   --------
CASH AND CASH INVESTMENTS AT END OF PERIOD............. $115,755   $164,496
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




                                  Common Stock    Additional
                                ---------------    Paid-in    Accumulated
                                Shares   Amount    Capital      Deficit
                                ------   ------   ----------  -----------

BALANCE, December 31, 1995..... 64,050    $640     $398,965    $(332,601)

     Net income ...............   --       --          --          1,057
                                ------    ----     --------    ---------
BALANCE, March 31, 1996........ 64,050    $640     $398,965    $(331,544)
                                ======    ====     ========    =========

        (See accompanying notes to consolidated financial statements.)

                                  MESA Inc.
                                  =========
                 Notes to Consolidated Financial Statements
                 ------------------------------------------
                              March 31, 1996
                                (unaudited)


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ===========================================================

     MESA Inc., a Texas corporation, was formed in 1991 in connection with a transaction which reorganized the business of Mesa Limited Partnership (the "Partnership") into corporate form. The Partnership was formed in 1985 to succeed to the business of Mesa Petroleum Co. ("Original Mesa"). Unless the context otherwise requires, as used herein the term "Mesa" refers to MESA Inc. and its subsidiaries taken as a whole and includes its predecessors.

     Mesa is primarily in the business of exploring for, developing, producing, processing and selling natural gas and oil in the United States. Over 65% of Mesa's annual equivalent production is natural gas and the balance is principally natural gas liquids. Mesa's primary producing areas are the Hugoton field of southwest Kansas, the West Panhandle field of Texas and the Gulf of Mexico offshore Texas and Louisiana. Production from Mesa's properties has access to a substantial portion of the major metropolitan markets in the United States, primarily in the midwest and northeast, through numerous pipelines and other purchasers.

     The consolidated financial statements of Mesa for the three month period ended March 31, 1996 and 1995, are unaudited but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods. The preparation of the consolidated financial statements of Mesa in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Mesa's Annual Report on Form 10-K ("Form 10-K") for the year ended December 31, 1995.

Principles of Consolidation
- ---------------------------

     Mesa owns and operates its oil and gas properties and other assets through its direct and indirect subsidiaries. The accompanying consolidated financial statements reflect the consolidated accounts of Mesa and its subsidiaries after elimination of intercompany transactions.

Statements of Cash Flows
- ------------------------

     For purposes of the statements of cash flows, Mesa classifies all cash investments with original maturities of three months or less as cash and cash investments.

Investments
- -----------

     Mesa invests from time to time in marketable equity and other securities which are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in net income (loss) for the current period. The cost of securities sold is determined on the first-in, first-out basis.

     Mesa enters into various energy futures contracts including New York Mercantile Exchange ("NYMEX") futures contracts, commodity price swaps and options which are not intended to be hedges of future natural gas or crude oil production. Investments in such contracts are adjusted to market prices at the end of each reporting period and gains and losses are included in gains from investments in the statements of operations.

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

     In the first quarter of 1996 Mesa adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. SFAS No. 121 requires a review for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. Mesa will estimate future cash flows (undiscounted and without interest charges) expected to result from use of an asset. Impairment is only recognized if the carrying amount of an asset is greater than the expected future cash flows and the amount of impairment is based on the fair value of the asset. An impairment charge of $6.8 million is included in depreciation, depletion and amortization expense for the first quarter of 1996 in the consolidated statements of operations which impairment relates primarily to a Gulf Coast oil and gas property.

Net Income (Loss) Per Common Share
- ----------------------------------

     The computations of net income (loss) per common share are based on the weighted average number of common shares outstanding during each period.

Fair Value of Financial Instruments
- -----------------------------------

     Mesa's financial instruments consist of cash, marketable securities, short-term trade receivables and payables, restricted cash, notes receivable, and long-term debt. The carrying values of cash, marketable securities, short-term trade receivables and payables, restricted cash, and notes receivable approximate fair value. The fair value of long-term debt is estimated based on the market prices for Mesa's publicly traded debt and on current rates available for similar debt with similar maturities and security for Mesa's remaining debt (see Note 4).

Gas Revenues
- ------------

     Mesa recognizes its ownership interest in natural gas production as revenue. Actual production quantities sold by Mesa may be different than its ownership share of production in a given period. If Mesa's sales exceed its ownership share of production, the differences are recorded as deferred revenue. Gas balancing receivables are recorded when Mesa's ownership share of production exceeds sales. Mesa also accrues production expenses related to its ownership share of production. At March 31, 1996, Mesa had produced and sold a net 23.4 billion cubic feet ("Bcf") of natural gas less than its ownership share of production and had recorded gas balancing receivables, net of deferred revenues, of approximately $41.2 million. Substantially all of Mesa's gas balancing receivables and deferred revenue are classified as long-term.

     Mesa periodically enters into NYMEX natural gas futures contracts as a hedge against natural gas price fluctuations. Gains or losses on such futures contracts are deferred and recognized as natural gas revenue when the hedged production occurs. Mesa recognized net gains of $4.9 million in the first quarter of 1995 related to hedging activities and did not hedge any of its natural gas production for the first quarter of 1996.

Taxes
- -----

     Mesa provides for income taxes using the asset and liability method under which deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax laws or tax rates is recognized in income in the period that includes the enactment date.

Other
- -----

     In October 1995 the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 defines a fair value-based method of accounting for stock options or similar equity instruments, but allows companies to continue to measure compensation cost using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

     Mesa will not adopt the fair value-based method of accounting for its option plans and, accordingly, adoption of this statement will have no impact on Mesa's results of operations.


(2)  RESOURCES AND LIQUIDITY
     =======================

Long-term Debt and Cash Flows
- -----------------------------

     Mesa is highly leveraged with over $1.2 billion of long-term debt, including current maturities. The major components of Mesa's debt are (1) $492.3 million of secured notes ("HCLP Secured Notes") due in installments through 2012 at Hugoton Capital Limited Partnership ("HCLP"), an indirect, wholly owned subsidiary, (2) $51.1 million (plus $11.4 million in letter of credit obligations) outstanding under a bank credit facility, due in installments through 1997, with the majority of such debt due on June 23, 1997, (3) $39.7 million of unsecured discount notes due on June 30, 1996, and (4) $617.4 million of secured discount notes due on June 30, 1998. Both the secured and unsecured discount notes are subordinate to the bank credit facility. See Note 4 for a complete description of Mesa's long-term debt.

     Mesa is required to make significant principal and interest payments on its debt during the remainder of 1996. Mesa is required to make $81.6 million of principal and interest payments related to its discount notes and $12.5 million of principal payments related to its bank credit facility by June 30, 1996. In addition, Mesa is required to pay $39.4 million in interest on its secured discount notes on December 31, 1996. In the aggregate, assuming no acceleration of amounts due under any of Mesa's long-term debt agreements, Mesa's principal and interest obligations for the remainder of 1996, excluding HCLP, will total almost $140 million.

     The assets and cash flows of HCLP that are subject to the mortgage securing HCLP's debt are dedicated to service HCLP's debt and are not available to pay creditors of Mesa or its subsidiaries other than HCLP.

     Mesa's bank credit facility contains a covenant requiring it to maintain tangible adjusted equity, as defined, of at least $50 million. At March 31, 1996, tangible adjusted equity was approximately $67.8 million. Assuming no changes in its capital structure and no significant transactions completed, Mesa expects that it will incur losses from operations for the remainder of 1996 and that its tangible adjusted equity will fall below $50 million during 1996. If and when Mesa determines that tangible adjusted equity is below $50 million, an Event of Default, as defined, would occur under the bank credit facility and the bank would have the right to accelerate the payment of all outstanding principal and require cash collateralization of letters of credit. An Event of Default under the bank credit facility would cause a cross default under Mesa's secured and unsecured discount note indentures unless and until the bank credit facility default were cured or waived or the debt under the bank credit facility were repaid or otherwise discharged. The Events of Default, if they occur and are not waived, could result in acceleration of approximately $656 million of long-term debt principal otherwise due in mid-1997 and mid-1998.
Pursuant to the subordination provisions of the discount note indentures, Mesa would be prohibited from making any payments on such notes for specified periods upon and during the continuance of any Event of Default under the bank credit facility.

     As a result of improved results of operations in the first quarter of 1996, Mesa now expects that cash generated by its operations, together with available cash and investment balances, will be sufficient to fund the debt principal and interest obligations due by June 30, 1996. In addition, if the obligations under the bank credit facility are accelerated and become due in the second half of 1996 as discussed above, Mesa expects to have sufficient cash to repay those obligations. However, whether Mesa would have sufficient cash to pay both those obligations and the interest payments on its secured discount notes due at December 31, 1996 would depend upon results of operations for the remainder of 1996. Mesa will make decisions regarding payments on its debt as such payments come due, taking into account the status at such time of the Recapitalization discussed below.

Proposed Recapitalization
- -------------------------

     On April 26, 1996, Mesa entered into a stock purchase agreement with DNR-MESA Holdings L.P., a Texas limited partnership ("DNR"), whose sole general partner is Rainwater Inc., a Texas corporation owned by Richard E. Rainwater. The agreement contemplates that Mesa will issue $265 million in new equity and will repay and/or refinance substantially all of its $1.2 billion of existing debt (the "Recapitalization"). DNR will purchase approximately 58.8 million shares of a new class of convertible preferred stock entitled Series B 8% Cumulative Convertible Preferred Stock ("Series B Preferred") in a private placement and Mesa will offer approximately 58.4 million shares of Series A 8% Cumulative Convertible Preferred Stock ("Series A Preferred") to Mesa stockholders in a rights offering (the "Rights Offering"). DNR will provide a standby commitment to purchase an additional number of shares of Series B Preferred equal to the number of shares of Series A Preferred not subscribed to in the Rights Offering. The rights, to be distributed to common stockholders on a pro rata basis, will allow the stockholders to purchase, in respect of each share of common stock, .912 shares of Series A Preferred at $2.26 per share, the same per share price at which DNR will purchase shares of Series B Preferred. The rights will be transferrable and holders of the rights will be offered over-subscription privileges for shares not purchased by other rights holders.

     Each share of Series A and B Preferred will be convertible into one share of Mesa common stock at any time prior to mandatory redemption in 2008. An annual 8% pay-in-kind dividend will be paid on the shares during the first four years following issuance. Thereafter, the 8% dividend may, at the option of Mesa, be paid in cash or additional shares depending on whether certain financial tests are met and subject to any limitations in Mesa's debt agreements.

     The Series A and B Preferred will represent 64.7% of the fully diluted common shares at the time of issuance and 71.5% after the mandatory four-year pay-in-kind period, excluding stock options and assuming no other stock issuance by Mesa. The Series A and B Preferred will have a liquidation preference per share equal to $2.26 plus accrued and unpaid dividends. The terms of the Series A and Series B Preferred are substantially identical except for certain voting rights and certain provisions relating to transferability. The Series A and B Preferred will vote with the common stock as a single class on all matters, except as otherwise required by law and except for certain special voting rights of the Series B Preferred, including the right of the holders of the Series B Preferred to nominate and elect a majority of Mesa's Board of Directors for so long as DNR and its affiliates meet certain minimum stock ownership requirements and certain rights of the holders of the Series A Preferred to elect two directors in the event of certain dividend arrearages.

     The sale of shares to DNR and certain other matters will be submitted to a vote of stockholders at a special meeting expected to take place in June 1996. Mesa expects to issue shares to DNR and to complete the refinancing of its existing debt promptly after that meeting. The Rights Offering would commence promptly thereafter. On May 9, 1996, Mesa filed a registration statement with the Securities and Exchange Commission (the "SEC") for the issuance and sale of $132 million of Series A Preferred through the Rights Offering.

     On May 7, 1996, Mesa filed a registration statement with the SEC for the issuance and sale of $500 million of senior subordinated notes ("New Notes") consisting of $325 million of senior subordinated notes and $175 million of senior subordinated discount notes, both with ten year maturities. In addition Mesa has received a commitment from a group of banks for a new $500 million senior secured revolving credit facility ("New Credit Facility"). Borrowings under the New Credit Facility and the New Notes, together with existing cash and investment balances and the $265 million of new equity, will be used to repay and/or refinance substantially all of Mesa's existing debt.

      The consummation of the Recapitalization is subject to certain conditions including stockholder approval and completion of the refinancing.

Effect of the Recapitalization
- ------------------------------

     The Recapitalization will enhance Mesa's ability to compete in the oil and gas industry by substantially increasing its cash flow available for investment and improving its ability to attract capital, which will increase its ability to pursue investment opportunities. Specifically, Mesa's financial condition will improve significantly as a result of the Recapitalization due to (i) a significant reduction in total debt outstanding, (ii) a reduction in annual cash interest expense of approximately $75 million, (iii) the implementation of a cost savings program designed to initially reduce annual general and administrative and other operating overhead expenses by approximately $10 million, and (iv) the extension of maturities on its long-term debt, which will eliminate Mesa's present liquidity concerns.

     The expected reduction of annual cash interest expense is based on the following assumptions: (i) initial borrowings under the New Credit Facility of approximately $375 million (assuming a June 30, 1996 closing; assuming cash and investment balances are reduced to $1 million; and assuming that a prepayment premium (see Note 4) is not paid on the HCLP Secured Notes), and
(ii) annual interest rates of approximately 7% under the New Credit Facility, 11% under the senior subordinated notes and 12-1/4% under the senior subordinated discount notes. Actual borrowings and interest rates under the New Credit Facility will fluctuate over time and will affect Mesa's actual cash interest expense. If Mesa were required to pay a full prepayment premium on the HCLP Secured Notes as of May 14, 1996, the amount of such premium would have been approximately $55 million.

     Management believes that cash from operating activities, together with as much as $125 million of availability (assuming no prepayment premium on the HCLP Secured Notes) under the $500 million New Credit Facility following the completion of the Recapitalization, will be sufficient for Mesa to meet its debt service obligations and scheduled capital expenditures, and to fund its working capital needs for the foreseeable future following the Recapitalization.

     The successful completion of the Recapitalization is expected to position Mesa to operate and continue as a going concern and to pursue its business strategies. The consolidated financial statements of Mesa do not include any adjustments reflecting any treatment other than going concern accounting.

     If the Recapitalization is not completed, Mesa will pursue other alternatives to address its liquidity issues and financial condition, including pursuing other merger and sale transactions, the possibility of seeking to restructure its balance sheet by negotiating with its current debt holders or seeking protection from its creditors under the Federal Bankruptcy Code.

(3)  INVESTMENTS
     ===========

    The value of investments are as follows (in thousands):

                                                     March 31,  December 31,
                                                       1996        1995
                                                     ---------  -----------

      NYMEX Futures Contracts:
          Margin Cash...............................  $33,078     $17,498
          Unrealized gain in trading contracts......    4,963       7,558

     Commodity Price Swaps:
          Margin Cash...............................      548       2,434
          Unrealized gain (loss) in price swaps.....    1,367        (811)

     Natural Gas Options:
          Premiums..................................      --           66
          Unrealized gain in trading options........      --          978

     Equity securities:
          Cost......................................      --       10,719
          Unrealized loss...........................      --         (162)

                                                      -------     -------
          Total market value........................  $39,956     $38,280
                                                      =======     =======

     For the three months ended March 31, 1996, Mesa recognized net gains of approximately $8.8 million from its investments compared with net gains for the same period in 1995 of $4.6 million. These gains do not include gains or losses from natural gas futures contracts accounted for as a hedge of natural gas production. Hedge gains or losses are included in natural gas revenue in the period in which the hedged production occurs (see Note 1).

     The net investment gains and losses recognized during a period include both realized and unrealized gains and losses. Mesa realized net gains from investments of $10.0 million for the three months ended March 31, 1996, and $5.9 million for the same period in 1995. At March 31, 1996, Mesa had recognized but not realized approximately $6.3 million of gains associated primarily with natural gas futures.

     In 1995 Mesa invested in certain over-the-counter commodity price swap agreements for trading purposes. Mesa is required to make payments to (or receive payments from) a counter party based on the differential between a fixed and a variable price for specified natural gas volumes. Mesa's agreements were to expire on the last day of trading for April, May and June 1996 natural gas futures contracts as determined by the NYMEX. During the three months ended March 31, 1996, Mesa closed out certain of these positions pertaining to 6.9 million British thermal units ("BTUS") of natural gas at a gain of $1.7 million. Mesa was the fixed price payor on a notional quantity of 3.2 million BTUs of natural gas (which remained open from year-end) with a fair value of $7.1 million at March 31, 1996. The remaining agreements were to expire on the last trading day for June 1996 natural gas futures contracts as determined by the NYMEX and were closed in mid-April at a gain of approximately $1.7 million. The average fair value of all commodity price swaps during the three months ended March 31, 1996 was $15.1 million. In 1995 Mesa also entered into 1,800 over-the-counter natural gas futures call and put options contracts (each contract represents 10,000 MMBTUS of natural gas). Such contracts were closed early in the first quarter of 1996 at a gain of $1.1 million. The average fair value of such option contracts while open was $.8 million. The counter party to these instruments is a credit-worthy financial institution which is a recognized market maker. Mesa believes the risk of incurring losses related to the credit risk of the party is remote.

(4)  LONG-TERM DEBT
     ==============

     Long-term debt and current maturities are as follows (in thousands):

                                                   March 31,   December 31,
                                                     1996          1995
                                                  ----------   ------------

     HCLP Secured Notes.......................... $  492,309    $  504,674
     Credit Agreement............................     51,131        61,131
     12-3/4% secured discount notes..............    618,410       618,518
     12-3/4% unsecured discount notes............     39,725        39,725
     13-1/2% subordinated notes..................      7,390         7,390
     Other.......................................      5,305         5,305
                                                  ----------    ----------
                                                   1,214,270     1,236,743
     Current maturities..........................    (92,502)     (101,413)
                                                  ----------    ----------
     Long-term debt.............................. $1,121,768    $1,135,330
                                                  ==========    ==========

HCLP Secured Notes
- ------------------

     In 1991 HCLP issued $616 million of HCLP Secured Notes in a private placement with a group of institutional lenders. The issuance funded a $66 million restricted cash balance within HCLP, which is available to supplement cash flows from the HCLP properties in the event such cash flows are not sufficient to fund principal and interest payments on the HCLP Secured Notes when due. As the HCLP Secured Notes are repaid, the required restricted cash balance is reduced. HCLP holds substantially all of Mesa's Hugoton field natural gas properties.

     The HCLP Secured Notes were issued in 15 series and have final stated maturities extending through 2012 but can be retired earlier. The HCLP Secured Notes outstanding at March 31, 1996, bear interest at fixed rates ranging from 9.05% to 11.30% per annum (weighted average 10.35%). Principal payments, if required, and interest payments are made semiannually. Provisions in the HCLP Secured Note agreements require interest rate premiums to be paid to the noteholders in the event that the HCLP Secured Notes are repaid more rapidly or slowly than under the initial scheduled amortization. Beginning in August 1994, HCLP elected to make principal payments on the HCLP Secured Notes based on actual production, rather than according to the initial scheduled amortization. As a result, interest rate premiums at a rate of 1.5% per annum will be applied to those principal amounts not paid according to the initial scheduled amortization and .35% per annum will be applied to the remaining notes. Such premiums have increased the effective weighted average interest rate payable on the remaining HCLP Secured Notes outstanding to 10.84% per annum at March 31, 1996.

     The HCLP Secured Note agreements contain various covenants which, among other things, limit HCLP's ability to sell or acquire oil and gas property interests, incur additional indebtedness, make unscheduled capital expenditures, make distributions of property or funds subject to the mortgage, or enter into certain types of long-term contracts or forward sales of production. The agreements also require HCLP to maintain separate existence from Mesa and its other subsidiaries. The assets of HCLP that are subject to the mortgage securing the HCLP Secured Notes are dedicated to service HCLP's debt and are not available to pay creditors of Mesa or its subsidiaries other than HCLP. Any cash not subject to the mortgage is available for distribution to Mesa's subsidiaries which own HCLP's equity.

     The HCLP Secured Note agreements also contain a provision which requires calculation and payment of premiums on early retirement of the HCLP Secured Notes. The prepayment premium calculation is based on prevailing interest rates at the date of redemption. In the aggregate, such premiums would have totaled $60 million as of March 31, 1996 and approximately $55 million on May 14, 1996. Mesa is currently negotiating with the holders of the HCLP Secured Notes as to the amount of prepayment premium, if any, to be paid upon redemption of the HCLP Secured Notes.

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

     In accordance with the HCLP Secured Note agreements on April 19, 1996, HCLP obtained its reserve estimates as of December 31, 1995, prepared by an independent engineering consultant covering its Hugoton field properties. The reserve quantities in such reserve report are compared to the initial reserve quantities set forth in the HCLP Secured Note agreements, adjusted for production. The quantities in such reserve report were less than the adjusted initial quantities, and a Deficit Reserve Amount ("DRA"), as defined, of .0215 Bcfe was determined to exist. To the extent a DRA exists, the Collateral Agent may be required to retain additional funds in the collection account subject to the mortgage for the repayment of the HCLP Secured Notes. However, HCLP determined in accordance with the HCLP Secured Note agreements, that the DRA was not so significant as to require additional funds to be retained in the collection account subject to the mortgage for the repayment of the HCLP Secured Notes.

     The restricted cash balance and cash held by the Collateral Agent for payment of interest and principal on the HCLP Secured Notes are invested by the Collateral Agent under the terms of a guaranteed investment contract (the "GIC") with Morgan Guaranty Trust Co. of New York ("Morgan"). Morgan was paid $13.9 million at the date of issuance of the HCLP Secured Notes to guarantee that funds invested under the GIC would earn an interest rate equivalent to the weighted average coupon rate on the outstanding principal balance of the HCLP Secured Notes (10.35% at March 31, 1996). A portion of this amount may be refunded if the HCLP Secured Notes are repaid earlier than if HCLP had produced according to its scheduled production, depending primarily on prevailing interest rates at that time.

     HCLP's cash balances were as follows (in thousands):

                                                   March 31,    December 31,
                                                     1996          1995
                                                 -------------  -----------

     Subject to the mortgage.....................   $35,894       $40,163
     Not subject to the mortgage.................     5,249         7,450
                                                    -------       -------
     Cash included in current assets.............   $41,143       $47,613
                                                    =======       =======
     Restricted cash included in
       noncurrent assets.........................   $56,541       $57,731
                                                    =======       =======
     Refundable GIC fee included in
       noncurrent assets.........................   $ 8,667       $ 9,010
                                                    =======       =======

     Mesa Operating Co. ("MOC"), a Mesa subsidiary which owns substantially all of the limited partnership interests of HCLP, is party to a services agreement with HCLP. MOC provides services necessary to operate the Hugoton field properties and market production therefrom, process remittances of production revenues and perform certain other administrative functions in exchange for a services fee. The fee totaled approximately $5.3 million for the three months of 1996 and $5.1 million for the same period in 1995.

Credit Agreement
- ----------------

     As of March 31, 1996, Mesa had outstanding borrowings of approximately $51.1 million and letter of credit obligations of $11.4 million under its $82.5 million bank credit facility, as amended (the "Credit Agreement"). The Credit Agreement requires principal payments of $22.5 million in the first half of 1996 with the remainder due in June 1997 (including cash collateralization of letters of credit outstanding at that time).

     The rate of interest payable on borrowings under the Credit Agreement is lesser of the Eurodollar rate plus 2-1/2% or the prime rate plus 1/2%. Obligations under the Credit Agreement are secured by a first lien on Mesa's West Panhandle field properties, Mesa's equity interest in MOC and a 76% limited partner interest in HCLP.

     The Credit Agreement requires Mesa to maintain tangible adjusted equity, as defined, of at least $50 million and available cash, as defined, of $32.5 million. At March 31, 1996, Mesa's tangible adjusted equity, as defined, was approximately $67.8 million and available cash, as defined, was $113.5 million. See Note 2 for discussion of the tangible adjusted equity covenant and its potential effect on Mesa's liquidity.

     The Credit Agreement also restricts, among other things, Mesa's ability to incur additional indebtedness, create liens, pay dividends, acquire stock or make investments, loans and advances.

Discount Notes
- --------------

     In August 1993, Mesa issued approximately $435.5 million initial accreted value ($569.2 million face amount), as defined, of 12-3/4% secured discount notes due June 30, 1998, $136.9 million initial accreted value ($178.8 million face amount) of 12-3/4% unsecured discount notes due June 30, 1996 (together, the "Discount Notes") and $29.3 million principal amount of 0% convertible notes. These notes were exchanged (the "Debt Exchange") for an aggregate $586.3 million of the outstanding 12% subordinated notes due 1996 (all of which have been repaid) and 13-1/2% subordinated notes due 1999 (plus accrued interest thereon). The 0% convertible notes were converted into approximately 7.5 million shares of common stock in 1993.
The Discount Notes rank pari passu with each other, are senior to other subordinated debt and are subordinate to all permitted first lien debt, as defined, including obligations under the Credit Agreement.

     In 1994, Mesa issued an additional $48.2 million face amount of 12-3/4% secured discount notes and used the proceeds to settle a lawsuit. Also in 1994, Mesa redeemed $139.1 million face amount of 12-3/4% unsecured discount notes with proceeds from a public offering of Mesa common stock and from additional borrowings under the Credit Agreement.

     The Discount Notes did not accrue interest through June 30, 1995; however, the accreted value, as defined, of both series increased at a rate of 12-3/4% per year, compounded semiannually, until June 30, 1995. Beginning July 1, 1995, each series began to accrue interest at an annual rate of 12-3/4%, payable in cash semiannually in arrears, with the first payment due on December 31, 1995.

     The 12-3/4% secured discount notes are secured by second liens on Mesa's West Panhandle field properties and a 76% limited partner interest in HCLP, both of which also secure obligations under the Credit Agreement. Mesa's right to maintain first lien debt, as defined, is limited by the terms of the Discount Notes to $82.5 million.

     See Note 2 for a discussion of certain cross-default provisions in the Discount Note indentures which could become effective if Mesa defaults under the terms of the tangible adjusted equity covenant of the Credit Agreement.

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

Interest and Maturities
- -----------------------

     The aggregate interest payments, net of amounts capitalized, made during the three months ended March 31, 1996 and 1995, were $70.8 million and $29.0 million, respectively. The interest payments in the first quarter of 1996 included a $42 million interest payment on January 2, 1996, according to terms of the Discount Notes, related to Mesa's Discount Notes which was due December 31, 1995. Payment of approximately $19.7 million of interest incurred during the three months ended March 31, 1995 was deferred under the terms of the Debt Exchange until the repayment dates of the Discount Notes. Such interest is included in interest expense in the consolidated statements of operations for the first quarter of 1995.

     The scheduled principal repayments on long-term debt for the remainder of 1996 and for the four succeeding years are as follows (in millions):

                                          1996   1997   1998   1999   2000
                                         ------ ------ ------ ------ ------

     HCLP Secured Notes................. $ 21.5 $ 33.3 $ 36.1 $ 37.1 $ 36.0
     Credit Agreement(a)(b).............   12.5   38.6    --     --     --
     12-3/4% secured discount notes(c)..    --     --   617.4    --     --
     12-3/4% unsecured discount notes(c)   39.7    --     --     --     --
     13-1/2% subordinated notes.........    --     --     --     7.4    --
     Other..............................    5.3    --     --     --     --
                                         ------ ------ ------ ------ ------
          Total......................... $ 79.0 $ 71.9 $653.5 $ 44.5 $ 36.0
                                         ====== ====== ====== ====== ======
- ----------


     (a) Excludes approximately $11.4 million in letter of credit obligations currently outstanding and required to be cash collateralized in June 1997.

     (b) Maturities may be accelerated if tangible adjusted equity falls below $50 million. (See Note 2).

     (c) Maturities may be accelerated if an Event of Default occurs and continues under the Credit Agreement. (See Note 2).

Fair Value of Long-term Debt
- ----------------------------

     The following is a summary of estimated fair value of Mesa's long-term debt as of the years ended (in thousands):

                                        March 31, 1996    December 31, 1995
                                      ------------------  ------------------
                                      Carrying    Fair    Carrying    Fair
                                       Amount    Value     Amount    Value
                                      --------  --------  --------  --------

     HCLP Secured Notes.............. $492,309  $539,078  $504,674  $568,641
     Credit Agreement................   51,131    51,131    61,131    61,131
     12-3/4% secured discount notes..  618,410   606,042   618,518   541,905
     12-3/4% unsecured discount notes   39,725    39,700    39,725    35,262
     13-1/2% subordinated notes......    7,390     7,390     7,390     7,390

     The fair value of long-term debt is estimated based on the market prices for Mesa's publicly traded debt and on current rates available for similar debt with similar maturities and security for Mesa's remaining debt. Based on the current financial condition of Mesa, there is no assurance that Mesa could obtain borrowings under long- term debt agreements with terms similar to those described above and receive proceeds approximating the estimated fair values. See Note 2 for proposed Recapitalization.

(5)  CONTINGENCIES
     =============

Masterson
- ---------

    In February 1992 the current lessors of an oil and gas lease (the "Gas Lease") dated April 30, 1955, between R. B. Masterson, et al., as lessor, and Colorado Interstate Gas Company ("CIG"), as lessee, sued CIG in Federal District Court in Amarillo, Texas, claiming that CIG had underpaid royalties due under the Gas Lease. Under the agreements with CIG, Mesa has an entitlement to gas produced from the Gas Lease. In August 1992 CIG filed a third-party complaint against Mesa for any such royalty underpayments which may be allocable to Mesa. Plaintiffs alleged that the underpayment was the result of CIG's use of an improper gas sales price upon which to calculate royalties and that the proper price should have been determined pursuant to a "favored-nations" clause in a July 1, 1967, amendment to the Gas Lease (the "Gas Lease Amendment"). The plaintiffs also sought a declaration by the court as to the proper price to be used for calculating future royalties.

     The plaintiffs alleged royalty underpayments of approximately $500 million (including interest at 10%) covering the period from July 1, 1967, to the present. In March 1995 the court made certain pretrial rulings that eliminated approximately $400 million of the plaintiffs' claims (which related to periods prior to October 1, 1989), but which also reduced a number of Mesa's defenses. Mesa and CIG filed stipulations with the court whereby Mesa would have been liable for between 50% and 60%, depending on the time period covered, of an adverse judgment against CIG for post-February 1988 underpayments of royalties.

     On March 22, 1995, a jury trial began and on May 4, 1995, the jury returned its verdict. Among its findings, the jury determined that CIG had underpaid royalties for the period after September 30, 1989, in the amount of approximately $140,000. Although the plaintiffs argued that the "favored-nations" clause entitled them to be paid for all of their gas at the highest price voluntarily paid by CIG to any other lessor, the jury determined that the plaintiffs were estopped from claiming that the "favored-nations" clause provides for other than a pricing-scheme to pricing-scheme comparison. In light of this determination, and the plaintiffs' stipulation that a pricing-scheme to pricing-scheme comparison would not result in any "trigger prices" or damages, defendants asked the court for a judgment that plaintiffs take nothing. The court, on June 7, 1995, entered final judgment that plaintiffs recover no monetary damages. The plaintiffs have filed a motion for new trial on which the court has not yet ruled. Mesa cannot predict whether the court will grant such motion or, if it does not, whether the plaintiffs will appeal the court's final judgment. However, based on the jury verdict and final judgment, Mesa does not expect the ultimate resolution of this lawsuit to have a material adverse effect on its financial position or results of operations.

Lease Termination
- -----------------

     In 1991 Mesa sold certain producing oil and gas properties to Seagull Energy Company ("Seagull"). In 1994 two lawsuits were filed against Seagull in the 100th District Court in Carson County, Texas, by certain land and royalty owners claiming that certain of the oil and gas leases owned by Seagull have terminated due to cessation in production and/or lack of production in paying quantities occurring at various times from first production through 1994. In the third quarter of 1995 Seagull filed third-party complaints against Mesa claiming breach of warranty and false representation in connection with the sale of such properties to Seagull. Mesa believes it has several defenses to these lawsuits including a two-year limitation on indemnification set forth in the purchase and sale agreement.

     Seagull filed a similar third-party complaint against Mesa covering a different lease in the 69th District Court in Moore County, Texas. Mesa believes it has similar defenses in this case.

     The plaintiffs in the cases against Seagull are seeking to terminate the leases. Seagull, in its complaint against Mesa, is seeking unspecified damages relating to any leases which are terminated.

     Mesa does not expect the resolution of this lawsuit to have a material adverse effect on its financial position or results of operations.

Other
- -----

     Mesa is also a defendant in other lawsuits and has assumed liabilities relating to Original Mesa and the Partnership. Mesa does not expect the resolution of these other matters to have a material adverse effect on its financial position or results of operations.

(6)  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     ============================================

     Mesa conducts its operations through various direct and indirect subsidiaries. On March 31, 1996, Mesa's direct subsidiaries were MOC, Mesa Holding Co. ("MHC") and Hugoton Management Co. ("HMC"). MOC owns all of Mesa's interest in the West Panhandle field of Texas, the Gulf Coast and the Rocky Mountain areas, as well as an approximate 99% limited partnership interest in HCLP. MHC owns cash and securities, an approximate 1% limited partnership interest in HCLP and 100% of Mesa Environmental Ventures Co. ("Mesa Environmental"), a company established to compete in the natural gas vehicle market. HMC owns the general partner interest of HCLP. HCLP owns substantially all of Mesa's Hugoton field natural gas properties and is liable for the HCLP Secured Notes (see Note 4). The assets and cash flows of HCLP that are subject to the mortgage securing the HCLP Secured Notes are dedicated to service the HCLP Secured Notes and are not available to pay creditors of Mesa or its subsidiaries other than HCLP. MOC and Mesa are liable for the Credit Agreement, the 13-1/2% subordinated notes and the Discount Notes. Mesa Capital Corp. ("Mesa Capital"), a wholly owned financing subsidiary of MOC, is also an obligor under the 13-1/2% subordinated notes and the Discount Notes. Mesa Capital, which has insignificant assets and results of operations, is included with MOC in the condensed consolidating financial statements. Other Mesa subsidiaries in the condensed consolidating financial statements include MHC, HMC, and Mesa Environmental.

    The following are condensed consolidating financial statements of MESA Inc., HCLP, MOC, and Mesa's other direct and indirect subsidiaries combined (in millions):

Condensed Consolidating Balance Sheets
- --------------------------------------
                                                  Other    Consol.
                        Mesa                      Mesa      and      Mesa
March 31, 1996          Inc.     HCLP     MOC     Subs.    Elimin. Consol'd
- --------------         ------   ------   ------  -------- -------- --------
Assets:
  Cash and cash
   investments.........$   -    $  41   $   17   $   58   $   -    $  116
  Other current assets.    -       19       64        4       -        87
                       ------   -----   ------   ------   ------   ------
    Total current
     assets............    -       60       81       62       -       203
                       ------   -----   ------   ------   ------   ------
  Property, plant
   and equipment, net..    -      594      465        3       -      1062
  Investment in
   subsidiaries........    77      -       121       10     (208)      -
  Intercompany
   receivables.........    -       -         9       -        (9)      -
  Other noncurrent
   assets..............    -       80       61        3       -       144
                       ------   -----   ------   ------   ------   ------
                       $   77   $ 734   $  737   $   78   $ (217)  $ 1409
                       ======   =====   ======   ======   ======   ======

Liabilities and Equity:
  Current liabilities..$   -    $  55   $   95   $   -    $   -    $  150
  Long-term debt.......    -      457      665       -        -      1122
  Intercompany payables     9      -        -        -        (9)      -
  Other noncurrent
   liabilities.........    -       -        65        4       -        69
  Partners'/Stock-
   holders' equity
   (deficit)...........    68     222      (88)      74     (208)      68
                       ------   -------  -----   ------   ------   ------
                       $   77   $ 734    $ 737   $   78   $ (217)  $ 1409
                       ======   =======  =====   ======   ======   ======


                                                 Other    Consol.
                        Mesa                     Mesa      and       Mesa
December 31, 1995       Inc.     HCLP      MOC   Subs.    Elimin.  Consol'd
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
                       ======   ======   ======   ======   ======   ======

Condensed Consolidating Statements of Operations
- ------------------------------------------------
Three Months Ended:
- ------------------
                                                  Other    Consol.
                        Mesa                      Mesa       and     Mesa
March 31, 1996          Inc.     HCLP     MOC     Subs.    Elimin. Consol'd
- --------------         ------   ------   ------  -------- -------- --------

Revenues...............$   -    $   37   $   43   $    1   $   -    $   81
                       ------   ------   ------   ------   ------   ------
Costs and Expenses:
  Operating,
   exploration and
   taxes...............    -        10        9       -        -        19
  General and
   administrative......    -        -         5        1       -         6
  Depreciation,
   depletion and
   amortization........    -         9       19        2       -        30
                       ------   ------   ------   ------   ------   ------
                           -        19       33        3       -        55
                       ------   ------   ------   ------   ------   ------

Operating Income
 (Loss)................    -        18       10       (2)      -        26
                       ------   ------   ------   ------   ------   ------
Interest expense, net
 of interest income....    -       (12)     (23)      -        -       (35)
Equity income of
 subsidiaries..........     1       -         6       -        (7)      -
Other..................    -        -         7        3       -        10
                       ------   ------   ------   ------   ------   ------
Net Income ............$    1   $    6   $   -    $    1   $   (7)  $    1
                       ======   ======   ======   ======   ======   ======

                                                  Other    Consol.
                        Mesa                      Mesa       and     Mesa
March 31, 1995          Inc.     HCLP      MOC    Subs.    Elimin. Consol'd
- --------------         ------   ------   ------  -------- -------- --------

Revenues.............  $   -    $   25   $   37   $   -    $   -    $   62
                       ------   ------   ------   ------   ------   ------
Costs and Expenses:
  Operating,
   exploration and
   taxes.............      -         9        9       -        -        18
  General and
   administrative....      -        -         6        1       -         7
  Depreciation,
   depletion and
   amortization......      -         9       12       -        -        21
                       ------   ------   ------   ------   ------   ------
                           -        18       27        1       -        46
                       ------   ------   ------   ------   ------   ------

Operating Income
 (Loss)..............      -         7       10       (1)      -        16
                       ------   ------   ------   ------   ------   ------
Interest expense, net
 of interest income..      -       (12)     (22)       1       -       (33)
Equity in loss of
 subsidiaries........      (8)      -        (5)      -        13       -
Other................      -        -         4        5       -         9
                       ------   ------   ------   ------   ------   ------
Net Income (Loss)....  $   (8)  $   (5)  $  (13)  $    5   $   13   $   (8)
                       ======   ======   ======   ======   ======   ======

Condensed Consolidating Statements of Cash Flows
- ------------------------------------------------
Three Months Ended:
- ------------------
                                                  Other    Consol.
                        Mesa                      Mesa       and     Mesa
March 31, 1996          Inc.     HCLP     MOC     Subs.    Elimin. Consol'd
- --------------         ------   ------   ------  -------- -------- --------
Cash Flows from
 Operating Activities. $   -    $    6   $  (22)  $   14  $    -   $    (2)
                       ------   ------   ------   ------   ------   ------
Cash Flows from
 Investing Activities:
  Capital expenditures     -        (1)      (9)      -        -       (10)
  Contribution to
   subsidiary...........   -        -        -        -        -        -
                       ------   ------   ------   ------   ------   ------
                           -        (1)      (9)      -        -       (10)
                       ------   ------   ------   ------   ------   ------
Cash Flows from
 Financing Activities:
  Dividend to parent...    -        -       -        (20)      20       -
  Contribution from
   parent..............    -        -        20       -       (20)      -
  Repayments of long-
   term debt...........    -       (12)     (10)      -        -       (22)
  Other................    -         1       -        -        -         1
                       ------   ------   ------   ------   ------   ------
                           -       (11)      10      (20)      -       (21)
                       ------   ------   ------   ------   ------   ------
Net Increase (Decrease)
 in cash and cash
 investments...........$   -    $   (6)  $  (21)  $   (6)  $   -    $  (33)
                       ======   ======   ======   ======   ======   ======

                                                  Other    Consol.
                        Mesa                      Mesa       and     Mesa
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
                       ======   ======   ======   ======   ======   ======

Notes to Condensed Consolidating Financial Statements
- -----------------------------------------------------

     (a) These condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of Mesa and notes thereto of which this note is an integral part.

     (b) As of March 31, 1996, Mesa owns 100% interest in each of MOC, MHC, and HMC. These condensed consolidating financial statements present Mesa's investment in its subsidiaries and MOC's and MHC's investments in HCLP using the equity method. Under this method, investments are recorded at cost and adjusted for the parent company's ownership share of the subsidiary's cumulative results of operations. In addition, investments increase in the amount of contributions to subsidiaries and decrease in the amount of distributions from subsidiaries.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
- ------------------------------------------------------------------------

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
===============================================

     This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation, the statements under "Capital Resources and Liquidity" and Notes 2 and 4 to the consolidated financial statements of Mesa regarding MESA Inc.'s ("Mesa") financial position and liquidity, the amount of and its ability to make debt service payments, its strategic alternatives, financial instrument covenant compliance and other matters are forward-looking statements. Although Mesa believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from Mesa's expectations ("Cautionary Statements") are disclosed in this Form 10-Q, including without limitation in conjunction with the forward-looking statements included in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to Mesa or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

RESULTS OF OPERATIONS
=====================

     Mesa reported net income of $1.1 million in the first quarter of 1996 compared with a net loss of $7.9 million in the first quarter of 1995.

     The following table presents a summary of the results of operations of Mesa for the three months ended March 31, 1996 and 1995:

                                                         1996       1995
                                                       --------   --------
                                                          (in thousands)

     Revenues......................................... $ 80,643   $ 62,247
     Operating and administrative costs...............  (25,078)   (25,267)
     Depreciation, depletion and amortization.........  (30,242)   (21,006)
                                                       --------   --------
     Operating income.................................   25,323     15,974
     Interest expense, net of interest income.........  (34,532)   (32,754)
     Other............................................   10,266      8,886
                                                       --------   --------
     Net income (loss)...............................  $  1,057   $ (7,894)
                                                       ========   ========

     Revenues
     --------

     The table below presents, for the three months ended March 31, 1996 and 1995, the revenues, production and average prices received from sales of natural gas, natural gas liquids and oil and condensate.

                                                           1996      1995
                                                         --------  --------
     Revenues (in thousands):
          Natural gas..................................  $ 50,567  $ 35,856
          Natural gas liquids..........................    23,136    18,206
          Oil and condensate...........................     4,363     5,393
                                                         --------  --------
               Total...................................  $ 78,066  $ 59,455
                                                         ========  ========
     Natural Gas Production (million cubic feet):
          Hugoton......................................    12,855    12,699
          West Panhandle...............................     5,471     4,927
          Gulf Coast...................................     3,697     2,245
          Other........................................        88         4
                                                         --------  --------
               Total...................................    22,111    19,875
                                                         ========  ========
     Natural Gas Liquids Production (thousand barrels):
          Hugoton......................................       869       930
          West Panhandle...............................       840       696
          Gulf Coast...................................        12        13
          Other........................................         2         1
                                                         --------  --------
               Total...................................     1,723     1,640
                                                         ========  ========
     Oil and Condensate Production (thousand barrels):
          Hugoton......................................      --        --
          West Panhandle...............................        34        16
          Gulf Coast...................................       198       292
          Other........................................        12        14
                                                         --------  --------
               Total...................................       244       322
                                                         ========  ========
     Weighted average sales price:
          Natural gas (per thousand cubic feet)........  $   2.26  $   1.71*
          Natural gas liquids (per barrel).............  $  13.82  $  11.18
          Oil and condensate (per barrel)..............  $  17.61  $  16.51


     * Includes the effects of hedging activities.  See below.

     Mesa's natural gas production increased in the first quarter of 1996 compared with the same period of 1995 due to a weather-related increase in demand in the West Panhandle field and increased production in the Gulf Coast as a result of successful drilling in 1995. Natural gas liquids production increased slightly in the first quarter of 1996 compared to the first quarter of 1995 in proportion to higher natural gas production in the West Panhandle field. In the first quarter of 1996 oil and condensate production decreased compared to the same period of 1995 due to natural decline in the Gulf Coast oil properties.

     Natural gas prices in the first quarter of 1996 were substantially higher than in the first quarter of 1995 due to a colder 1995/1996 winter. Natural gas liquids and oil and condensate prices were also higher due to the colder weather.

     Approximately 85 percent of Mesa's 1996 natural gas production was sold at market prices. The remaining 15 percent was sold under a fixed-price contract. When circumstances warrant, Mesa hedges its production. Amortization of deferred gains and losses from hedging activities are included in natural gas revenues when the hedged production occurs. In the first quarter of 1995, Mesa recognized as natural gas revenues $4.9 million of hedge gains. Mesa did not hedge any of its first quarter 1996 production. The following table shows the effect of hedging activities on Mesa's natural gas prices:

                                                             Three Months
                                                            Ended March 31
                                                            --------------
                                                             1996    1995
                                                            ------  ------
     Natural gas prices (per Mcf):
          Actual price received for production............. $ 2.26  $ 1.47
          Effect of hedging activities.....................    --      .24
                                                            ------   -----
          Average price.................................... $ 2.26  $ 1.71
                                                            ======  ======

     Costs and Expenses
     ------------------

     Mesa's aggregate costs and expenses increased by approximately 20% in the first quarter of 1996 compared to the same period in 1995 due primarily to increased depreciation, depletion and amortization expenses ("DD&A") resulting from a non-recurring impairment. Lease operating expenses increased marginally due to increased production. Production and other taxes increased 14% due to increased production and higher natural gas prices. Exploration charges decreased reflecting lower seismic costs. General and administrative expenses were lower primarily due to a reduction in employee benefit expenses and lower outside consultant costs. DD&A, which is calculated quarterly on a unit-of-production basis, was higher by 44% primarily due to impairment of long-lived assets of approximately $6.8 million in accordance with the adoption of a new accounting requirement (SFAS No. 121) and higher production in the first quarter of 1996.

     Other Income (Expense)
     ----------------------

     Interest income and interest expense in the first quarter of 1996 were not materially different from such income and expense during the same period in 1995 as average cash balances and aggregate debt outstanding were not materially different.

     Results of operations for the three months ended March 31, 1996 and 1995 include certain items which are either non-recurring or are not directly associated with Mesa's oil and gas producing operations. The following table sets forth the amounts of such items for the periods indicated (in thousands):
                                                            1996     1995
                                                           -------  -------

     Gains from investments............................... $ 8,763  $ 4,553
     Gains from collections from Bicoastal Corporation....   2,548    4,653
     Other................................................  (1,045)    (320)
                                                           -------  -------
          Total Other Income.............................. $10,266  $ 8,886
                                                           =======  =======

     The gains from investments relate to Mesa's investments in marketable securities and energy futures contracts, which include NYMEX futures contracts, commodity price swaps and options that are not accounted for as hedges of future production. Mesa's investments in marketable securities and futures contracts are valued at market prices at each reporting date with gains and losses included in the statement of operations for such reporting period whether or not such gains or losses have been realized.

     The gains from collection of interest from Bicoastal Corporation relate to a note receivable from such company, which was in bankruptcy. Mesa's claims in the bankruptcy exceeded its recorded receivable. As of March 31, 1996, Mesa had collected the full amount of its allowed claim plus a portion of the interest due on such claims. Mesa does not expect any future amounts received from such company to be significant.

CAPITAL RESOURCES AND LIQUIDITY
===============================

     Mesa is highly leveraged with over $1.2 billion of long-term debt, including current maturities. The major components of Mesa's debt are (1) $492.3 million of secured notes ("HCLP Secured Notes") due in installments through 2012 at Hugoton Capital Limited Partnership ("HCLP"), an indirect, wholly owned subsidiary, (2) $51.1 million (plus $11.4 million in letter of credit obligations) outstanding under a bank credit facility, due in installments through 1997, with the majority of such debt due on June 23, 1997, (3) $39.7 million of unsecured discount notes due on June 30, 1996, and (4) $617.4 million of secured discount notes due on June 30, 1998. Both the secured and unsecured discount notes are subordinate to the bank credit facility. See Note 4 for a complete description of Mesa's long-term debt.

     Mesa is required to make significant principal and interest payments on its debt during the remainder of 1996. Mesa is required to make $81.6 million of principal and interest payments related to its discount notes and $12.5 million of principal payments related to its bank credit facility by June 30, 1996. In addition, Mesa is required to pay $39.4 million in interest on its secured discount notes on December 31, 1996. In the aggregate, assuming no acceleration of amounts due under any of Mesa's long-term debt agreements, Mesa's principal and interest obligations for the remainder of 1996, excluding HCLP, will total almost $140 million.

     The assets and cash flows of HCLP that are subject to the mortgage securing HCLP's debt are dedicated to service HCLP's debt and are not available to pay creditors of Mesa or its subsidiaries other than HCLP.

     Mesa's bank credit facility contains a covenant requiring it to maintain tangible adjusted equity, as defined, of at least $50 million. At March 31, 1996, tangible adjusted equity was approximately $67.8 million. Assuming no changes in its capital structure and no significant transactions completed, Mesa expects that it will incur losses from operations for the remainder of 1996 and that its tangible adjusted equity will fall below $50 million during 1996. If and when Mesa determines that tangible adjusted equity is below $50 million, an Event of Default, as defined, would occur under the bank credit facility and the bank would have the right to accelerate the payment of all outstanding principal and require cash collateralization of letters of credit. An Event of Default under the bank credit facility would cause a cross default under Mesa's secured and unsecured discount note indentures unless and until the bank credit facility default were cured or waived or the debt under the bank credit facility were repaid or otherwise discharged. The Events of Default, if they occur and are not waived, could result in acceleration of approximately $656 million of long-term debt principal otherwise due in mid-1997 and mid-1998.
Pursuant to the subordination provisions of the discount note indentures, Mesa would be prohibited from making any payments on such notes for specified periods upon and during the continuance of any Event of Default under the bank credit facility.

     As a result of improved results of operations in the first quarter of 1996, Mesa now expects that cash generated by its operations, together with available cash and investment balances, will be sufficient to fund the debt principal and interest obligations due by June 30, 1996. In addition, if the obligations under the bank credit facility are accelerated and become due in the second half of 1996 as discussed above, Mesa expects to have sufficient cash to repay those obligations. However, whether Mesa would have sufficient cash to pay both those obligations and the interest payments on its secured discount notes due at December 31, 1996 would depend upon results of operations for the remainder of 1996. Mesa will make decisions regarding payments on its debt as such payments come due, taking into account the status at such time of the Recapitalization discussed below.

Proposed Recapitalization
- -------------------------

     On April 26, 1996, Mesa entered into a stock purchase agreement with DNR-MESA Holdings L.P., a Texas limited partnership ("DNR"), whose sole general partner is Rainwater Inc., a Texas corporation owned by Richard E. Rainwater. The agreement contemplates that Mesa will issue $265 million in new equity and will repay and/or refinance substantially all of its $1.2 billion of existing debt (the "Recapitalization"). DNR will purchase approximately 58.8 million shares of a new class of convertible preferred stock entitled Series B 8% Cumulative Convertible Preferred Stock ("Series B Preferred") in a private placement and Mesa will offer approximately 58.4 million shares of Series A 8% Cumulative Convertible Preferred Stock ("Series A Preferred") to Mesa stockholders in a rights offering (the "Rights Offering"). DNR will provide a standby commitment to purchase an additional number of shares of Series B Preferred equal to the number of shares of Series A Preferred not subscribed to in the Rights Offering. The rights, to be distributed to common stockholders on a pro rata basis, will allow the stockholders to purchase, in respect of each share of common stock, .912 shares of Series A Preferred at $2.26 per share, the same per share price at which DNR will purchase shares of Series B Preferred. The rights will be transferrable and holders of the rights will be offered over-subscription privileges for shares not purchased by other rights holders.

     Each share of Series A and B Preferred will be convertible into one share of Mesa common stock at any time prior to mandatory redemption in 2008. An annual 8% pay-in-kind dividend will be paid on the shares during the first four years following issuance. Thereafter, the 8% dividend may, at the option of Mesa, be paid in cash or additional shares depending on whether certain financial tests are met and subject to any limitations in Mesa's debt agreements.

     The Series A and B Preferred will represent 64.7% of the fully diluted common shares at the time of issuance and 71.5% after the mandatory four-year pay-in-kind period, excluding stock options and assuming no other stock issuance by Mesa. The Series A and B Preferred will have a liquidation preference per share equal to $2.26 plus accrued and unpaid dividends. The terms of the Series A and Series B Preferred are substantially identical except for certain voting rights and certain provisions relating to transferability. The Series A and B Preferred will vote with the common stock as a single class on all matters, except as otherwise required by law and except for certain special voting rights of the Series B Preferred, including the right of the holders of the Series B Preferred to nominate and elect a majority of Mesa's Board of Directors for so long as DNR and its affiliates meet certain minimum stock ownership requirements and certain rights of the holders of the Series A Preferred to elect two directors in the event of certain dividend arrearages.

     The sale of shares to DNR and certain other matters will be submitted to a vote of stockholders at a special meeting expected to take place in June 1996. Mesa expects to issue shares to DNR and to complete the refinancing of its existing debt promptly after that meeting. The Rights Offering would commence promptly thereafter. On May 9, 1996, Mesa filed a registration statement with the Securities and Exchange Commission (the "SEC") for the issuance and sale of $132 million of Series A Preferred through the Rights Offering.

     On May 7, 1996, Mesa filed a registration statement with the SEC for the issuance and sale of $500 million of senior subordinated notes ("New Notes") consisting of $325 million of senior subordinated notes and $175 million of senior subordinated discount notes, both with ten year maturities. In addition Mesa has received a commitment from a group of banks for a new $500 million senior secured revolving credit facility ("New Credit Facility"). Borrowings under the New Credit Facility and the New Notes, together with existing cash and investment balances and the $265 million of new equity, will be used to repay and/or refinance substantially all of Mesa's existing debt.

      The consummation of the Recapitalization is subject to certain conditions including stockholder approval and completion of the refinancing.

Effect of the Recapitalization
- ------------------------------

     The Recapitalization will enhance Mesa's ability to compete in the oil and gas industry by substantially increasing its cash flow available for investment and improving its ability to attract capital, which will increase its ability to pursue investment opportunities. Specifically, Mesa's financial condition will improve significantly as a result of the Recapitalization due to (i) a significant reduction in total debt outstanding, (ii) a reduction in annual cash interest expense of approximately $75 million, (iii) the implementation of a cost savings program designed to initially reduce annual general and administrative and other operating overhead expenses by approximately $10 million, and (iv) the extension of maturities on its long-term debt, which will eliminate Mesa's present liquidity concerns.

     The expected reduction of annual cash interest expense is based on the following assumptions: (i) initial borrowings under the New Credit Facility of approximately $375 million (assuming a June 30, 1996 closing; assuming cash and investment balances are reduced to $1 million; and assuming that a prepayment premium (see Note 4) is not paid on the HCLP Secured Notes), and
(ii) annual interest rates of approximately 7% under the New Credit Facility, 11% under the senior subordinated notes and 12-1/4% under the senior subordinated discount notes. Actual borrowings and interest rates under the New Credit Facility will fluctuate over time and will affect Mesa's actual cash interest expense. If Mesa were required to pay a full prepayment premium on the HCLP Secured Notes as of May 14, 1996, the amount of such premium would have been approximately $55 million.

     Management believes that cash from operating activities, together with as much as $125 million of availability (assuming no prepayment premium on the HCLP Secured Notes) under the $500 million New Credit Facility following the completion of the Recapitalization, will be sufficient for Mesa to meet its debt service obligations and scheduled capital expenditures, and to fund its working capital needs for the foreseeable future following the Recapitalization.

     The successful completion of the Recapitalization is expected to position Mesa to operate and continue as a going concern and to pursue its business strategies. The consolidated financial statements of Mesa do not include any adjustments reflecting any treatment other than going concern accounting.

     If the Recapitalization is not completed, Mesa will pursue other alternatives to address its liquidity issues and financial condition, including pursuing other merger and sale transactions, the possibility of seeking to restructure its balance sheet by negotiating with its current debt holders or seeking protection from its creditors under the Federal Bankruptcy Code.

OTHER
=====

     See Note 5 to the consolidated financial statements of Mesa included elsewhere in this Form 10-Q for information regarding the status of certain pending litigation.

     Mesa recognizes its ownership interest in natural gas production as revenue. Actual production quantities sold may be different from Mesa's ownership share of production in a given period. Mesa records these differences as gas balancing receivables or as deferred revenue. Net gas balancing underproduction represented approximately 5.4% of total equivalent production for the three months ended March 31, 1996, compared with 2.6% during the same period in 1995. The gas balancing receivable or deferred revenue component of natural gas and natural gas liquids revenues in future periods is dependent on future rates of production, field allowables and the amount of production taken by Mesa or by its joint interest partners.

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

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)  Exhibits (Asterisk indicates incorporated by reference herein)

     *2.1   -  Rainwater, Inc. letter of intent dated February 27, 1996, between MESA Inc. and Rainwater, Inc.(Exhibit no. 2 to
               Mesa's Form 8-K filed March 1, 1996).

     *3.1   -  Amended and Restated Articles of Incorporation of MESA Inc.
               dated December 31, 1991 (Exhibit 3[a] to Mesa's Form
               10-K dated December 31, 1991).

     *3.2   -  Amended and Restated Bylaws of MESA Inc. (Exhibit 3[c] to
               Mesa's Registration Statement on Form S-4,
               Registration No. 33-42102).

     *4.1   -  Indenture dated as of May 1, 1993, among MESA Inc., Mesa
               Operating Limited Partnership, Mesa Capital Corporation and
               Harris Trust and Savings Bank, as Trustee, relating to the secured discount notes and including (a) a form of Secured
               Notes, (b) a form of Deed of Trust, Assignment of Production, Security Agreement and Financing Statement, dated as of May 1, 1993, between Mesa Operating Limited
               Partnership and Harris Trust and Savings Bank, as trustee, securing the Secured Notes, and (c) a form of Security
               Agreement, Pledge and Financing Statement dated as of May 1,
               1993, between Mesa Operating Limited Partnership and Harris
               Trust and Savings Bank, as trustee, securing the Secured
               Notes (Exhibit 4[f] to Mesa's Form 10-Q/A dated June
               30, 1993).

     *4.2   -  First Supplemental Indenture dated as of January 5, 1994, among MESA Inc., Mesa Operating Co., Mesa Capital Corporation and Harris Trust and Savings Bank, as Trustee (Exhibit 4.2 to
               Mesa's Registration Statement on Form S-1,
               Registration No. 33-51909).

     *4.3   -  First Supplement to Security Agreement, Pledge and Financing
               Statement dated as of March 2, 1994, by Mesa Operating Co. in favor of Harris Trust and Savings Bank, as Trustee for the pro rata benefit of the Noteholders under the Indenture
               (Exhibit 4.9 to Mesa's Form 10-Q dated March 31,
               1994).

     *4.4   -  Indenture dated as of May 1, 1993, among MESA Inc., Mesa
               Operating Limited Partnership, Mesa Capital Corporation and
               American Stock Transfer & Trust Company, as Trustee, relating to the unsecured discount notes (Exhibit 4[g] to Mesa's Form 10-Q/A dated June 30, 1993).

     *4.5   -  First Supplemental Indenture dated as of January 5, 1994, among MESA Inc., Mesa Operating Co., Mesa Capital Corporation and American Stock Transfer & Trust Company, as Trustee
               (Exhibit 4.4 to Mesa's Registration Statement on Form
               S-1, Registration No. 33-51909).

     *4.6   -  Indenture dated May 1, 1989, among Mesa Capital Corporation,
               Mesa Limited Partnership, Mesa Operating Limited Partnership, and Texas Commerce Bank National Association, as Trustee
               (Exhibit 4[c] to the Partnership's Form 10-Q dated March 31,
               1989).

     *4.7   -  First Supplemental Indenture dated as of December 31, 1991, among Mesa Capital Corporation, MESA Inc., Mesa Operating
               Limited Partnership, as Issuers, and Texas Commerce Bank
               National Association, as Trustee (Exhibit 4[e] to Mesa's
               Form 10-K dated December 31, 1991).

     *4.8   -  Second Supplemental Indenture dated as of April 30, 1992, among Mesa Capital Corporation, MESA Inc., Mesa Operating
               Limited Partnership and Texas Commerce Bank National
               Association, as Trustee (Exhibit 4[k] to Mesa's Form
               10-Q dated June 30, 1992).

     *4.9   -  Third Supplemental Indenture dated as of August 26, 1993, among Mesa Capital Corporation, MESA Inc., Mesa Operating
               Limited Partnership and Texas Commerce Bank National
               Association, as Trustee (Exhibit 4[l] to Mesa's Form
               10-Q/A dated June 30, 1993).

     *4.10 - Fourth Supplemental Indenture dated as of January 5, 1994, among MESA Inc., Mesa Operating Co., Mesa Capital Corporation and Texas Commerce Bank National Association, as Trustee (Exhibit 4.16 to Mesa's Registration Statement on Form
               S-1, Registration No. 33-51909).

     *4.11  -  Indenture dated as of May 30, 1991, among Hugoton Capital
               Limited Partnership, Hugoton Capital Corporation and Bankers Trust Company (Exhibit 4[e] to the Partnership's Form 10-Q dated June 30, 1991).

     *4.12  -  First Supplemental Indenture dated September 1, 1991, among
               Hugoton Capital Limited Partnership, Hugoton Capital Corporation and Bankers Trust Company, as Trustee (Exhibit 4[h] to Mesa's Registration Statement on Form S-4,
               Registration No. 33-42102).

     *4.13 - Amended and Restated Mortgage, Assignment, Security Agreement and Financing Statement dated June 12, 1991, from Hugoton Capital Limited Partnership to Bankers Trust Company, as Collateral Agent (Exhibit 4[f] to the Partnership's Form 10-Q dated June 30, 1991).

     *4.14  -  Third Amended and Restated Credit Agreement dated as of
               November 29, 1994, among Mesa, Mesa Operating Co., and the Banks named in this Credit Agreement and Societe Generale, Southwest Agency, as Agent (Exhibit 4.7 to Mesa's Form 10-K dated December 31, 1994).

     *4.15  -  Intercreditor Agreement dated as of August 26, 1993, among
               Societe Generale, Southwest Agency, as agent for the Banks under Mesa's Credit Agreement, Harris Trust and
               Savings Bank, as trustee with respect to the Secured Notes, and American Stock Transfer & Trust Company, as trustee with respect to the Unsecured Notes (Exhibit 4.18 to Mesa's Registration Statement on Form S-4, Registration No. 33-53706).

               The Registrant agrees to furnish to the Commission upon request any instruments defining the right of holders of long-term debt with respect to which the total amount outstanding does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

    *10.1   -  Stock Purchase Agreement, dated April 26, 1996, between Mesa and DNR-MESA Holdings, L.P. (Exhibit No. 10 to Mesa's
               Form 8-K filed on April 29, 1996).

    *10.2   -  Form of First Amendment to Deferred Compensation Agreement
               and Life Insurance Agreement between Mesa Petroleum Co. and certain officers and key employees (Exhibit 10[i] to Mesa
               Petroleum Co.'s Form 10-K dated December 31, 1980).

    *10.3   -  Contract dated January 3, 1928, between Colorado Interstate
               Gas Company and Amarillo Oil Company (the "B" Contract)
               (Exhibit 10.1 to Pioneer Corporation's Form 10-K dated
               December 31, 1985).

    *10.4   -  Amendments to the "B" Contract (Exhibit 10.2 to Pioneer
               Corporation's Form 10-K dated December 31, 1985).

    *10.5   -  Gathering Charge Agreement dated January 20, 1984, as
               amended, with respect to the "B" Contract (Exhibit 10.3 to Pioneer Corporation's Form 10-K dated December 31, 1985).

    *10.6   -  Agreement of Compromise and Settlement dated May 29, 1987, between the Partnership and Colorado Interstate Gas Company
               (Confidential Treatment Requested) (Exhibit 10[s] to the
               Partnership's Form 10-K dated December 31, 1987).

    *10.7   -  Agreement of Sale between Pioneer Corporation and Cabot
               Corporation dated August 29, 1984 (Exhibit 10.5 to Pioneer
               Corporation's Form 10-K dated December 31, 1985).

    *10.8   -  Settlement Agreement dated March 15, 1989, by and among Mesa
               Operating Limited Partnership and Mesa Limited Partnership, et al, Energas Company and the City of Amarillo (Exhibit
               10[k] to the Partnership's Form 10-K dated December 31,
               1990).

    *10.9   -  Gas Purchase Agreement dated December 1, 1989, between
               Williams Natural Gas Company and Mesa Operating Limited
               Partnership acting on behalf of itself and as agent for Mesa
               Midcontinent Limited Partnership (Exhibit 10.1 to
               Registration Statement of the Partnership on Form S-3,
               Registration No. 33-32978).

    *10.10  -  "B" Contract Production Allocation Agreement dated July 29,
               1991, and effective as of January 1, 1991, between Colorado Interstate Gas Company and Mesa Operating Limited
               Partnership (Exhibit 10[r] to Mesa's Form 10-K dated December 31, 1991).

    *10.11  -  Amendment to "B" Contract Production Allocation Agreement
               effective as of January 1, 1993, between Colorado Interstate Gas Company and Mesa Operating Limited Partnership (Exhibit
               10.24 to Mesa's Registration Statement on Form S-1, Registration No. 033-51909).

    *10.12  -  Amended Supplemental Stipulation and Agreement between
               Colorado Interstate Gas Company and Mesa Operating Limited Partnership dated June 19, 1991 (Exhibit 10[w] to the Partnership's Registration Statement on Form S-4,
               Registration No. 33-42102).

    *10.13  -  Amended Peak Day Gas Purchase Agreement dated effective June
               19, 1991, between Colorado Interstate Gas Company and Mesa Operating Limited Partnership (Exhibit 10[t] to Mesa's
               Form 10-K dated December 31, 1991).

    *10.14  -  Omnibus Amendment to Collateral Instruments to Supplemental
               Stipulation and Agreement dated June 19, 1991, between Colorado Interstate Gas Company and Mesa Operating Limited Partnership (Exhibit 10[u] to Mesa's Form 10-K dated December 31, 1991).

    *10.15  -  Amarillo Supply Agreement between Mesa Operating Limited
               Partnership, Seller, and Energas Company, a division of Atmos Energy Corporation, Buyer, dated effective January 2, 1993 (Exhibit 10.14 Mesa's Form 10-K dated December 31,
               1995).

    *10.16  -  Gas Gathering Agreement-Interruptible between Colorado
               Interstate Gas Company, Transporter, and Mesa Operating Limited Partnership, Shipper, dated effective October 1, 1993, as amended by agreements dated January 1, 1994, January 5, 1994, and June 1, 1994 (Exhibit 10.15 Mesa's Form
               10-K dated December 31, 1995).

    *10.17  -  Gas Supply Agreement dated May 11, 1994, between Mesa
               Operating Co., as successor to Mesa Operating Limited Partnership, acting on behalf of itself and as agent for Hugoton Capital Limited Partnership, and Williams Gas Marketing Company, and Gas Supply Guarantee dated May 11, 1994 (Exhibit 10.14 Mesa's Form 10-K dated December
               31, 1995).

    *10.18  -  Gas Transportation Agreement dated June 14, 1994, between
               Western Resources, Inc. and Mesa Operating Co., acting on behalf of itself and as agent for Hugoton Capital Limited Partnership (Exhibit 10.24 to Mesa's Form 10-K dated December 31, 1994).

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

    *10.21  -  1991 Stock Option Plan of Mesa (Exhibit 10[v] to Mesa's
               Form 10-K dated December 31, 1991).

    *10.22  -  Interruptible Gas Transportation and Sales Agreement dated
               January 1, 1991, between Mesa Operating Limited Partnership and Energas Company and Amendment dated January 1, 1995 (Exhibit 10.22 Mesa's Form 10-K dated December 31,
               1995).

    *10.23  -  "B" Contract Operating Agreement dated January 1, 1988, between Mesa Operating Limited Partnership and Colorado Interstate Gas Company (Exhibit 10.23 Mesa's Form 10-K dated December 31, 1995).

    *10.24  -  "B" Contract Agreement of Compromise and Settlement dated
               May 29, 1987, between Mesa Operating Limited Partnership and Colorado Interstate Gas Company, and Amendment to Gathering Agreement dated July 15, 1990 (Exhibit 10.24 Mesa's
               Form 10-K dated December 31, 1995).

    *10.25  -  Gas Purchase Agreement dated January 1, 1996, between Mesa
               Operating Co., as Seller, and KN Marketing L.P., as Buyer, and Amendment dated August 1, 1995 (Exhibit 10.25 Mesa's Form 10-K dated December 31, 1995).

    *10.26  -  Change in Control Retention/Severance Plan adopted August
               22, 1995, and Amendment dated October 20, 1995 (Exhibit 10.26 Mesa's Form 10-K dated December 31, 1995).

    *10.27  -  Article 5 of Regulation S-X Financial Data Schedule
               for the Third Quarter 1995 Form 10-Q.

(b)  Reports on Form 8-K

     1. Current Report on Form 8-K dated April 29, 1996 regarding the Stock Purchase Agreement between MESA Inc. and DNR-MESA Holdings, L.P.

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

Date: May 15, 1996
      ------------

                         INDEX TO EXHIBITS
                         -----------------

Exhibit No.   Description
- -----------   -----------

    27 Article 5 of Regulation S-X Financial Data Schedule for the Second Quarter 1995 Form 10-Q.