Form 10-K405/A
period 1995-12-31
MESA INC
filed 1996-05-24
CIK 877930

- ----------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-K/A
                                  ===========

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                For the fiscal year ended December 31, 1995

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                        Commission File Number 1-10874

                                  MESA Inc.
                                  =========
           (Exact Name of Registrant as Specified In Its Charter)

            Texas                                           75-2394500
            -----                                           ----------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                        Identification Number)

  1400 Williams Square West
5205 North O'Connor Boulevard
        Irving, Texas           (214) 444-9001               75039-3746
- -----------------------------  -----------------             ----------
    (Address of Principal       (Registrant's                (Zip Code)
      Executive Offices)       Telephone Number)

         Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
            Title of Each Class                        on Which Registered
- -------------------------------------------          -----------------------
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

                     DOCUMENTS INCORPORATED BY REFERENCE

                                     None

- ----------------------------------------------------------------------------

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

The Company
- -----------

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

Financial Condition, Liquidity and Exploration of Strategic Alternatives
- ------------------------------------------------------------------------

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

Properties
- ----------

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

     MESA's Hugoton properties accounted for approximately 64% of its equivalent proved reserves and 64% of the present value of estimated future net cash flows, determined as of December 31, 1995, in accordance with Securities and Exchange Commission (the "Commission") guidelines. The Hugoton properties accounted for approximately 47%, 53%, and 48% of MESA's oil and gas revenues for the years ended December 31, 1995, 1994, and 1993, respectively. The percentage of revenues from the Hugoton field has been less than the percentage of equivalent proved reserves due primarily to the longer life of the Hugoton properties compared to MESA's other properties.
See "Production--Hugoton Field."

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

     As of December 31, 1995, MESA's West Panhandle properties represented approximately 32% of MESA's equivalent proved reserves, and approximately 32% of the present value of estimated future net cash flows, determined in accordance with Commission guidelines. Production from the West Panhandle properties accounted for approximately 33%, 36%, and 40% of MESA's oil and gas revenues for the years ended December 31, 1995, 1994, and 1993, respectively. Although the West Panhandle properties are long-lived, the percentage of MESA's revenues represented by West Panhandle production has been greater than the percentage of equivalent proved reserves represented by such properties. This is a result of higher gas prices received under a sales contract for approximately 29% of MESA's West Panhandle residue gas production, as well as the higher yield of NGLs extracted from West Panhandle natural gas as compared to Hugoton natural gas.

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

Reserves
- --------

     The following table summarizes the estimated proved reserves and estimated future cash flows as estimated in accordance with Commission guidelines associated with MESA's oil and gas properties as of December 31, 1995, by major areas of operation (dollar amounts in thousands):

                                       West     Gulf
                            Hugoton  Panhandle  Coast    Other      Total
                           --------- --------- -------- --------  ---------
Proved Reserves:
     Natural Gas (MMcf)...   863,939  283,218   38,317    32,555  1,218,029
     Natural Gas Liquids
      (MBbls).............    56,720   45,041      122        14    101,897
     Oil (MBbls)..........      --      6,817    2,303       401      9,521
     Natural Gas
      Equivalents (MMcfe). 1,204,259  594,366   52,867    35,045  1,886,537

Future Net Cash Flows.....$1,480,758 $603,356  $43,089   $25,630 $2,152,833

Present Value of Future
Net Cash Flows, Discounted
at 10%....................  $614,508 $306,695  $42,258    $2,728   $966,189


Future Net Cash Flows,
  before income taxes  ...$1,693,307 $682,714  $41,704   $32,095 $2,449,820

Present Value of Future
  Net Cash Flows, Before
  Income Taxes,
  Discounted at 10%.......$  658,330 $332,353  $40,716   $ 9,014 $1,040,413

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

Production
- ----------

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

Natural Gas Processing
- ----------------------

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

Sales and Marketing
- -------------------

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

Production Costs
- ----------------

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

Drilling Activities
- -------------------

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

Producing Acreage and Wells, Undeveloped Acreage
- ------------------------------------------------

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

The NGV Business
- ----------------

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

Organizational Structure
- ------------------------

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

History of MESA
- ---------------

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

Competition
- -----------

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

Operating Hazards and Uninsured Risks
- -------------------------------------

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

Regulation and Prices
- ---------------------

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

Masterson Lawsuit
- -----------------

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

Preference Unitholders
- ----------------------

    The Company was a defendant in certain purported class-action lawsuits related to the December 31, 1991, conversion of the Partnership into the Company filed in the U.S. District Court for the Northern District of Texas--Dallas Division in the fall of 1991. The lawsuits were brought under
Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 thereunder, as well as state law, and alleged, inter alia, that (i) the General Partner breached fiduciary duties to the holders of Preference Units in structuring the conversion of the Partnership to corporate form and allocating Common Stock and
(ii) the related proxy statement contained material misstatements and omissions. This lawsuit sought payment of preferential distribution amounts on the Preference Units plus unspecified damages, attorneys' fees and other relief. On January 17, 1992, plaintiffs moved for leave to amend their compliant to allege that it was also brought under Sections 11, 12(2) and 15 of the Securities Act of 1933 and Rule 10b-5 under the Exchange Act and to allege that the Partnership failed to obtain an allegedly required vote of 90% of unitholders or, in lieu thereof, the required opinion of independent counsel. On June 5, 1992, a class was certified. On August 12, 1994, the Court granted defendants' Motion for Summary Judgment and entered a judgment in favor of all defendants. The plaintiffs appealed, and on June 19, 1995, the Fifth Circuit affirmed the decision of the District Court. No application for rehearing or petition for writ of certiorari was filed. Accordingly, the judgment in favor of the Company is final and nonappealable.

Lease Termination
- -----------------

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

Shareholder Litigation
- ----------------------

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

Contingencies
- -------------

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
     Third Quarter........................................  5-7/8    5-1/8
     Fourth Quarter.......................................  5-1/2    3-5/8

- ----------
* MESA's common stock trades on the New York Stock Exchange under the symbol MXP. At December 31, 1995, there were 64,050,009 common shares outstanding.

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

Disclosure Regarding Forward-Looking Statements
- -----------------------------------------------

     This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including without limitation, the statements under "Capital Resources and Liquidity" and Notes 2 and 4 to the consolidated financial statements of the Company regarding MESA's financial position, strategic alternatives, and financial instrument covenant compliance, are forward-looking statements. Although MESA believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from MESA's expectations ("Cautionary Statements") are disclosed in this Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-K. All subsequent written and oral forward-looking statements attributable to MESA or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Results of Operations
- ---------------------

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

     Natural Gas Prices
     ------------------

     Substantially all of MESA's natural gas production is sold under short-or long-term sales contracts. Approximately 80% of MESA's annual natural gas sales, whether or not such sales are governed by a contract, are at market prices. The following table shows MESA's natural gas production sold under fixed price contracts and production sold at market prices:

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

     Long-term Debt
     --------------

     The following table provides additional information as to MESA's long-term debt at December 31, 1995 (in thousands):

                                                  Obligors
                                             ------------------
                                               MOC       HCLP       Total
                                             --------  --------  ----------
     Debt:
          HCLP Secured Notes(a)............  $   --    $504,674  $  504,674
          Credit Agreement(b)..............    61,131      --        61,131
          12-3/4% secured discount
            notes(c)(e)....................   618,518      --       618,518
          12-3/4% unsecured discount
            notes(d)(e).....................   39,725      --        39,725
          Other.............................   12,695      --        12,695
                                             --------  --------  ----------
                                              732,069   504,674   1,236,743
     Current maturities.....................  (67,530)  (33,883)   (101,413)
                                             --------  --------  ----------
     Long-term debt......................... $664,539  $470,791  $1,135,330
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
                               -------- -------- -------- -------- --------
                               $ 46,042 $224,300 $150,400 $716,000 $ 92,100
                               ======== ======== ======== ======== ========
- ----------
     (a) Cash interest payments, net of interest income. The interest payments due on December 31, 1995, related to the Discount Notes, were made on January 2, 1996, in accordance with the terms of the indentures and are reflected as 1996 cash outflows.

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

     Company Resources and Cash Flows
     --------------------------------

     The following table sets forth certain of MESA's near-term resources as of or for the year ended December 31, 1995 (in thousands):

                                       MOC      HCLP       MHC      Total
                                     -------  -------  ----------  --------

     Cash and investments(a)........ $65,441  $47,613   $74,369    $187,423
     Working capital (deficit)...... (37,530)   3,393    77,938      43,801
     Restricted cash(b).............    --     57,731      --        57,731

     Cash flows from operating activities:
          Oil and gas sales, net
           of production and
           administrative costs..... $61,447  $63,810   $  --      $125,257
          Interest payments, net(c).  (7,988) (45,399)    4,561     (48,826)
          Other.....................  (2,702)   1,175    (5,663)     (7,190)
                                     -------  -------   -------    --------
          Net cash provided by
            (used in) operating
            activities.............  $50,757  $19,586   $(1,102)   $ 69,241
                                     =======  =======   =======    ========
- ----------
     (a) Included in working capital. HCLP cash includes $40.2 million which is subject to the HCLP Secured Note mortgage. On January 2, 1996, MOC made a $42 million interest payment on its Discount Notes.

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

Other
- -----

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
                                             United States.

                                                  Business Experience
           Name and Age                           Over Past Five Years
     ------------------------                ------------------------------

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
                                             Imperial Holly Corporation.

                                                  Business Experience
           Name and Age                           Over Past Five Years
     ------------------------                ------------------------------

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
                                             Corporation.

                                                  Business Experience
           Name and Age                           Over Past Five Years
     ------------------------                ------------------------------

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

                          Summary Compensation Table
                          --------------------------

                                               Annual Compensation
                                       ----------------------------------
                                                             Other Annual
  Name and Principal Position    Year    Salary    Bonus     Compensation(1)
- -------------------------------- ----   --------  --------   ------------

Boone Pickens,                   1995   $675,000  $      0    $     --
  Chairman of the Board of       1994    675,000   175,000          --
  Directors and Chief Executive  1993    675,000         0          --
  Officer

Paul W. Cain,                    1995    400,020         0          --
  President and Chief Operating  1994    400,020   150,000          --
  Officer                        1993    400,020   225,000          --

Dennis E. Fagerstone,            1995    199,980    50,000          --
  Vice President-Exploration     1994    199,980   100,000          --
  and Production                 1993    199,980    75,000          --

Stephen K. Gardner,              1995    175,020    40,000          --
  Vice President and Chief       1994(8)  92,095    60,000          --
  Financial Officer              1993       --        --            --

Andrew J. Littlefair,            1995    139,980    40,000          --
  Vice President-Public Affairs  1994    115,980   100,000          --
                                 1993    115,980    75,000          --

                                          Long-Term
                                         Compensation
                                        Awards-Number
                                          of Shares
                                          Underlying       All Other
  Name and Principal Position     Year   Options/SARs    Compensation(2)
- --------------------------------  ----  ---------------  ---------------

Boone Pickens,                    1995            0      $   35,914(3)
  Chairman of the Board of        1994      200,000       1,094,500(4)
  Directors and Chief Executive   1993      275,000         114,750
  Officer

Paul W. Cain,                     1995            0          22,165(5)
  President and Chief Operating   1994      150,000          93,503
  Officer                         1993      100,000         106,253

Dennis E. Fagerstone,             1995            0          14,663(6)
  Vice President-Exploration      1994       85,000          50,997
  and Production                  1993       10,000          46,747

Stephen K. Gardner,               1995            0          12,915(7)
  Vice President and Chief        1994(8)   135,000          25,856
  Financial Officer               1993         --              --

Andrew J. Littlefair,             1995            0          11,163(9)
  Vice President-Public Affairs   1994       85,000          36,717
                                  1993       25,000          32,467

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

Employees Premium and Profit Sharing Plans
- ------------------------------------------

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

Limitation on Contributions to Benefit Plans
- --------------------------------------------

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

1991 Stock Option Plan
- ----------------------

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

     The options granted and outstanding at December 31, 1995, have exercise prices and vesting schedules as set forth in the following table:

               Exercise                       Vesting Schedule
Number of      Price Per       --------------------------------------------
 Options         Share            30%         55%         80%        100%
- ---------      ---------       --------    --------    --------    --------
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

   Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End
                              Option/SAR Values
   -----------------------------------------------------------------------

                                       Year Ended December 31, 1995
                              ----------------------------------------------
                              Number of Shares Acquired
          Name                       on Exercise              Value Realized
- -------------------------     -------------------------       --------------

Boone Pickens                            --                     $   --

Paul W. Cain                             --                         --

Dennis E. Fagerstone                     --                         --


Stephen K. Gardner                       --                         --

Andrew J. Littlefair                     --                         --

                                                      Value of Unexercised
                      Number of Shares Underlying         In-the-Money
                      Unexercised Options/SARs at        Options/SARs at
                           December 29, 1995            December 29, 1995
                      ---------------------------  ------------------------
                      Exercisable   Unexercisable  Exercisable Unexercisable
- --------------------- -----------   -------------  ----------- ------------
Boone Pickens          1,130,000       145,000       $   0       $    0

Paul W. Cain             312,500        87,500           0            0

Dennis E. Fagerstone     104,750        40,250           0            0

Stephen K. Gardner        74,250        60,750           0            0

Andrew J. Littlefair      96,750        43,250           0            0

     At December 29, 1995, the final trading day of the year, the Company's Common Stock per share closed at $3.75. The exercise price of the four grants of stock options reflected in the aggregate in the above tables are $6.8125, $7.375, $6.1875, and $4.25, respectively, per share. Thus, no outstanding options were in-the-money at such date.

Other
- -----

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

Common Stock Purchase Plan
- --------------------------

     The Company has established a Common Stock purchase program whereby employees, except officers, can buy Common Stock through after-tax payroll deductions. All other full-time employees of the Company and its participating affiliates are eligible to participate. The Company pays the brokerage fees for these open-market transactions.

Employee Retention Provisions
- -----------------------------

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

Director Compensation and Certain Relationships
- -----------------------------------------------

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

Compensation Committee Interlocks and Insider Participation
- -----------------------------------------------------------

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

Indemnification Arrangements
- ----------------------------

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

Security Ownership of Management
- --------------------------------

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

Certain Beneficial Owners
- -------------------------

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

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
==========================================================================

(a)(1)  Consolidated Financial Statements and Supplementary Data
- ----------------------------------------------------------------

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

(a)(2)  Consolidated Financial Statement Schedules
- --------------------------------------------------

     The consolidated financial statement schedules have been omitted because they are not required, are not applicable or the information required has been included elsewhere herein.

(a)(3)  Exhibits
- ----------------

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

    *4.16   -  Rights Agreement dated as of July 6, 1995, as amended,
               between MESA Inc. and American Stock Transfer and Trust
               Company (Exhibit 1 to the Company's Registration Statement on
               Form 8-A dated July 6, 1995).

    *10.1   -  Form of First Amendment to Deferred Compensation Agreement and
               Life Insurance Agreement between MESA Petroleum Co. and certain officers and key employees (Exhibit 10[i] to the Company's Form
               10-K dated December 31, 1980).

    *10.2   -  Contract dated January 3, 1928, between Colorado Interstate
               Gas Company and Amarillo Oil Company (the "B" Contract) (Exhibit
               10.1 to Pioneer Corporation's Form 10-K dated

               December 31, 1985).

    *10.3   -  Amendments to the "B" Contract (Exhibit 10.2 to Pioneer
               Corporation's Form 10-K dated December 31, 1985).

    *10.4   -  Gathering Charge Agreement dated January 20, 1984, as amended, with respect to the "B" Contract (Exhibit 10.3 to Pioneer
               Corporation's Form 10-K dated December 31, 1985).

    *10.5   -  Agreement of Compromise and Settlement dated May 29, 1987, between the Partnership and Colorado Interstate Gas Company
               (Confidential Treatment Requested) (Exhibit 10[s] to the
               Partnership's Form 10-K dated December 31, 1987).

    *10.6   -  Agreement of Sale between Pioneer Corporation and Cabot
               Corporation dated August 29, 1984 (Exhibit 10.5 to Pioneer
               Corporation's Form 10-K dated December 31, 1985).

    *10.7   -  Settlement Agreement dated March 15, 1989, by and among MESA
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
               reserves at December 31, 1995.

(b)  Reports on Form 8-K
- ------------------------

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

                                                    MESA INC.


                                  By:           /s/ Boone Pickens
                                       ------------------------------------
Date:  May 24, 1996                               (Boone Pickens,
       -------------                          Chief Executive Officer)
                                 ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                       Title                    Date
         ---------                       -----                    ----

   /s/ Boone Pickens
- -------------------------   Chief Executive Officer and       May 24, 1996
     (Boone Pickens)          Chairman of the Board of
                              Directors
                              (Principal Executive Officer)
    /s/ Paul W. Cain
- -------------------------   President, Chief Operating        May 24, 1996
     (Paul W. Cain)            Officer and Director

  /s/ Stephen K. Gardner
- -------------------------   Vice President and Chief          May 24, 1996
   (Stephen K. Gardner)       Financial Officer
                              (Principal Financial Officer)

  /s/ William D. Ballew
- -------------------------   Controller                        May 24, 1996
   (William D. Ballew)        (Principal Accounting Officer)

 /s/ John S. Herrington
- -------------------------   Director                          May 24, 1996
  (John S. Herrington)

/s/ Wales H. Madden, Jr.
- -------------------------   Director                          May 24, 1996
 (Wales H. Madden, Jr.)


- -------------------------   Director
    (Dorn Parkinson)


- -------------------------   Director
     (Joel L. Reed)

  /s/ Fayez S. Sarofim
- -------------------------   Director                          May 24, 1996
   (Fayez S. Sarofim)

 /s/ Robert L. Stillwell
- -------------------------   Director                          May 24, 1996
  (Robert L. Stillwell)

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

Long-term Debt and Cash Flows
- -----------------------------

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

Credit Agreement
- ----------------

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
                                         ------ ------ ------ ------ ------
          Total......................... $101.4 $ 71.9 $653.5 $ 44.5 $ 36.0
                                         ====== ====== ====== ====== ======
- ----------
     (a) Principal payment requirements could be greater, in the aggregate, in 1996 through 1998 if a DRA is determined to exist.

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

     In July 1995, in conjunction with the determination of the Board of Directors of the Company to include the possible sale or merger of the Company among its strategic alternatives, the Board approved a proposal that the Company adopt a limited-term stockholder rights plan (the "Rights Plan"). The provisions of the Rights Plan would be triggered if a person or group acquired beneficial ownership of 10% or more of the Company's common stock after July 6, 1995, except pursuant to a "permitted offer" - a tender or exchange offer that meets certain criteria, whether or not approved by the Board. However, if any person or group beneficially owned more than 10% of the common stock on July 6, 1995, the Rights Plan would not be triggered unless that person or group were to obtain beneficial ownership of more than 100,000 additional shares. If triggered, the Rights Plan would allow all stockholders, other than the person or group exceeding the beneficial ownership threshold, to purchase common stock at a 50% discount.

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

(9)  Contingencies
     =============

Masterson
- ---------

    In February 1992 the current lessors of an oil and gas lease (the "Gas Lease") dated April 30, 1955, between R. B. Masterson, et al., as lessor, and Colorado Interstate Gas Company ("CIG"), as lessee, sued CIG in Federal District Court in Amarillo, Texas, claiming that CIG had underpaid royalties due under the Gas Lease. Under the agreements with CIG, the Company has an entitlement to gas produced from the Gas Lease. In August 1992 CIG filed a third-party complaint against the Company for any such royalty underpayments which may be allocable to the Company's interest in the Gas Lease. The plaintiffs alleged that the underpayment was the result of CIG's use of an improper gas sales price upon which to calculate royalties and that the proper price should have been determined pursuant to a "favored-nations" clause in a July 1, 1967, amendment to the Gas Lease (the "Gas Lease Amendment"). The plaintiffs also sought a declaration by the court as to the proper price to be used for calculating future royalties.

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

(10) Employee Benefit Plans
     ======================

Retirement Plans
- ----------------

     The Company maintains two defined contribution retirement plans for the benefit of its employees. The Company expensed $.8 million in 1995, $3.3 million in 1994, and $3.2 million in 1993 in connection with these plans. The Company determines the contributions to such plans based on a percentage of each employee's compensation, subject to limitations specified by the Code. The Company declared contributions of 5% of each employee's compensation in 1995 and 17% of each employee's compensation in 1994 and 1993.

Option Plan
- -----------

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

Postretirement Benefits
- -----------------------

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
     Accrued Postretirement
       Benefit Obligation....................   $  744   $ 8,979(a) $ 9,723
                                                ======   =======    =======
- ----------
     (a) The Company established an accrued liability associated with the Pioneer Plan in conjunction with its acquisition of Pioneer in 1986.

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

(13) Condensed Consolidating Financial Statements
     ============================================

Subsidiaries and assets
- -----------------------

     The Company conducts its operations through various direct and indirect subsidiaries. On December 31, 1995, the Company's direct subsidiaries were MOC, Mesa Holding Co. ("MHC") and Hugoton Management Co. ("HMC"), all of which were wholly owned by the Company. MOC owns all of the Company's interest in the West Panhandle field of Texas, the Gulf Coast and the Rocky Mountain areas, as well as a 98.6% limited partnership interest in HCLP. MHC owns cash and securities, a 0.9% limited partnership interest in HCLP and 100% of Mesa Environmental Ventures Co. ("Mesa Environmental"), a company established to compete in the natural gas vehicle market. HMC owns the 0.5% general partner interest in HCLP. HCLP owns substantially all of the Company's Hugoton field natural gas properties.

     In early 1994 the Company effected a series of merger transactions which resulted in the conversion of the predecessors of MOC, MHC, and the other subsidiary partnerships, other than HCLP, to corporate form and eliminated all of the General Partner's minority interests in the subsidiaries.

Subsidiary Debt
- ---------------

     HCLP, together with its wholly owned subsidiary Hugoton Capital Corporation (a single purpose financing subsidiary of HCLP), are jointly and severally liable as co-obligors under the HCLP Secured Notes (see Note 4). The assets and cash flows of HCLP that are subject to the mortgage securing the HCLP Secured Notes are dedicated to service the HCLP Secured Notes and are not available to pay creditors of the Company or its subsidiaries other than HCLP. Hugoton Capital Corporation, which has insignificant assets and results of operations, is included within HCLP in the condensed consolidating financial statements. MOC is the borrower and primary obligor under, and the Company has unconditionally guaranteed MOC's obligations under, the Credit Agreement. The Company, MOC and Mesa Capital Corp. ("Mesa Capital") are jointly and severally liable as co-obligors under the 13-1/2% subordinated notes and the Discount Notes. Mesa Capital is a wholly owned financing subsidiary of MOC. Mesa Capital, which has insignificant assets and results of operations, is included with MOC in the condensed consolidating financial statements.

     Other Company subsidiaries in the condensed consolidating financial statements include MHC, HMC, and Mesa Environmental. No such Other Company subsidiary is an obligor or guarantor under any long term debt.

Intercompany Debt
- -----------------

     As of December 31, 1993, MHC had intercompany payables to MOC of approximately $123 million. On February 28, 1994, MHC assigned an 18% limited partnership interest in HCLP (out of its total interest of 18.9%) to MOC in satisfaction of $90 million of intercompany payables. Provisions of the Discount Note indentures required the repayment of intercompany indebtedness to specified levels and provided that any HCLP limited partnership interests transferred in satisfaction of intercompany debt would be valued at $5 million for each one percent of interest assigned. MHC repaid an additional $33 million of intercompany debt to MOC in cash during 1994. As a result of these transactions, MOC now owns a 98.6% limited partnership interest in HCLP, and all of MHC's intercompany debt to MOC which was outstanding at December 31, 1993, was eliminated.

Condensed Consolidating Financial Statements
- --------------------------------------------

    The following are condensed consolidating financial statements of MESA Inc., HCLP, MOC, and the Company's other subsidiaries combined (in millions). These statements are presented to provide financial information with respect to the obligors under the Company's debt for the benefit of the holders of such debt. Separate financial statements of the obligors under the Company's debt are not presented because they are not required and because the Company believes that they would not be material to investors. See Note 4 for additional information regarding the Company's long term debt.

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
                       ======   ======   ======   ======   ======   ======

Condensed Consolidating Statements of Operations
- ------------------------------------------------
Years Ended:
- ------------
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
                       ======   ======   ======   ======   ======   ======

Condensed Consolidating Statements of Cash Flows
- ------------------------------------------------
Years Ended:
- ------------
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

Oil and Gas Reserves and Cost Information
- -----------------------------------------
(Unaudited)

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

Capitalized Costs and Costs Incurred
- ------------------------------------
(Unaudited)

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
                                       ==========   ==========   ==========

Estimated Quantities of Reserves
- --------------------------------
(Unaudited)                                  Years Ended December 31
                                       ------------------------------------
Natural Gas (MMcf)                        1995         1994         1993
- -----------                            ----------   ----------   ----------

Proved Reserves:
     Beginning of year................  1,303,187    1,202,444    1,276,049
          Extensions and discoveries..     29,728        6,211        5,132
          Purchases of producing
            properties................      1,000          822          166
          Revisions of previous
            estimates.................    (38,574)     176,049        7,284
          Sales of producing
            properties................       --           --         (6,367)
          Production..................    (77,312)     (82,339)     (79,820)
                                       ----------   ----------   ----------
     End of year......................  1,218,029    1,303,187    1,202,444
                                       ==========   ==========   ==========
Proved Developed Reserves:
     Beginning of year................  1,257,883    1,159,453    1,223,672
                                       ==========   ==========   ==========
     End of year......................  1,160,751    1,257,883    1,159,453
                                       ==========   ==========   ==========

                                             Years Ended December 31
Natural Gas Liquids, Oil               ------------------------------------
and Condensate (MBbls)                    1995         1994         1993
- ------------------------               ----------   ----------   ----------

Proved Reserves:
     Beginning of year................     89,428       82,446       87,392
          Extensions and discoveries..      3,121          491          778
          Purchases of producing
            properties................          5            1         --
          Revisions of previous
            estimates.................     26,630       13,947        3,083
          Sales of producing
            properties................       --           --         (3,019)
          Production..................     (7,766)      (7,457)      (5,788)
                                       ----------   ----------   ----------
     End of year......................    111,418       89,428       82,446
                                       ==========   ==========   ==========
Proved Developed Reserves:
     Beginning of year................     85,656       79,294       82,439
                                       ==========   ==========   ==========
     End of year......................    105,197       85,656       79,294
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

Standardized Measure of Future Net Cash Flows from Proved Reserves
- ------------------------------------------------------------------
(Unaudited)
                                                   December 31
                                       ------------------------------------
                                          1995         1994         1993
                                       ----------   ----------   ----------
                                                  (in thousands)

Future cash inflows................... $3,804,371   $3,513,282   $3,723,760
Future production and
  development costs:
     Operating costs and
       production taxes............... (1,257,957)  (1,192,005)  (1,337,224)
     Development and
       abandonment costs..............    (96,594)     (95,441)     (80,310)
Future income taxes...................   (296,987)    (211,076)    (240,017)
                                       ----------   ----------   ----------
Future net cash flows.................  2,152,833    2,014,760    2,066,209
     Discount at 10% per annum........ (1,186,644)  (1,080,578)  (1,079,278)
                                       ----------   ----------   ----------
Standardized Measure.................. $  966,189   $  934,182   $  986,931
                                       ==========   ==========   ==========
Future net cash flows
  before income taxes................. $2,449,820   $2,225,836   $2,306,226
                                       ==========   ==========   ==========
Standardized Measure
  before income taxes................. $1,040,413   $  988,325   $1,068,740
                                       ==========   ==========   ==========
- ----------
* The estimate of future income taxes is based on the future net cash flows from proved reserves adjusted for the tax basis of the oil and gas properties but without consideration of general and administrative and interest expenses.

Changes in Standardized Measure
- -------------------------------
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
                                       ==========   ==========   ==========

Quarterly Results
- -----------------
(Unaudited)
                                             Quarters Ended
                           -------------------------------------------------
                           March 31   June 30   September 30  December 31
                           --------   --------  ------------  -----------
                                 (in thousands, except per share data)
1995:
- ----
     Revenues............  $ 62,247   $ 59,174    $ 48,967     $ 64,571
                           ========   ========    ========     ========
     Gross profit(1).....  $ 44,928   $ 44,066    $ 29,926     $ 45,821
                           ========   ========    ========     ========
     Operating income....  $ 15,974   $ 17,080    $    219     $ 14,692
                           ========   ========    ========     ========
     Net loss............  $ (7,894)  $(13,953)   $(32,473)    $ (3,248)(2)
                           ========   ========    ========     ========
     Net loss per
       common share......  $   (.12)  $   (.22)   $   (.51)    $   (.05)
                           ========   ========    ========     ========
1994:
- ----
     Revenues............  $ 61,084   $ 53,361    $ 45,725     $ 68,567
                           ========   ========    ========     ========
     Gross profit(1).....  $ 42,214   $ 34,462    $ 28,713     $ 49,387
                           ========   ========    ========     ========
     Operating income
       (loss)............  $ 10,176   $  4,867    $ (2,065)    $ 15,705
                           ========   ========    ========     ========
     Net loss............  $(17,766)  $(25,338)   $(25,907)    $(14,342)
                           ========   ========    ========     ========
     Net loss per
       common share......  $   (.37)  $   (.43)   $   (.40)    $   (.22)
                           ========   ========    ========     ========
- ----------
     (1) Gross profit consists of total revenues less lease operating expenses and production and other taxes.

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