Form 10-Q
period 1996-06-30
MESA INC
filed 1996-08-14
CIK 877930

- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
                                   =========

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996
                                                 -------------

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES    X       NO
                                                   ---         ---

    Number of shares of common stock outstanding as of the close of business on August 12, 1996: 64,260,721
                 ----------

- --------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
==============================
Item 1.  Financial Statements
- -----------------------------

                                   MESA Inc.
                     Consolidated Statement of Operations
                     ------------------------------------
                     (in thousands, except per share data)
                                  (unaudited)

                                   Three Months Ended     Six Months Ended
                                         June 30               June 30
                                   ------------------   -------------------
                                     1996      1995       1996       1995
                                   --------  --------   --------   --------
REVENUES:
     Natural gas.................  $ 44,243  $ 32,875   $ 94,810   $ 68,731
     Natural gas liquids.........    19,979    18,573     43,115     36,779
     Oil and condensate..........     4,484     5,174      8,847     10,567
     Other.......................     2,616     2,552      5,193      5,344
                                   --------  --------   --------   --------
                                     71,322    59,174    151,965    121,421
                                   --------  --------   --------   --------

COSTS AND EXPENSES:
     Lease operating.............    11,739    10,626     25,283     23,200
     Production and other taxes..     4,893     4,482     10,299      9,227
     Exploration charges.........     2,270       933      2,814      2,237
     General and administrative..     8,954     5,763     14,538     12,407
     Depreciation, depletion and
      amortization...............    22,406    20,290     52,648     41,296
                                   --------  --------   --------   --------
                                     50,262    42,094    105,582     88,367
                                   --------  --------   --------   --------
OPERATING INCOME.................    21,060    17,080     46,383     33,054
                                   --------  --------   --------   --------
OTHER INCOME (EXPENSE):
     Interest income.............     3,747     4,191      6,964      8,100
     Interest expense............   (36,164)  (36,449)   (73,913)   (73,112)
     Gains (losses) on investments      586    (2,804)     9,349      1,749
     Gain from collection of
      interest from Bicoastal
      Corporation................       --       --        2,548      4,653
     Gain from adjustment of
      contingency reserve........    15,000      --       15,000       --
     Other.......................       318     4,029       (727)     3,709
                                   --------  --------   --------   --------
                                    (16,513)  (31,033)   (40,779)   (54,901)
                                   --------  --------   --------   --------
NET INCOME (LOSS)................  $  4,547  $(13,953)  $  5,604   $(21,847)
                                   ========  ========   =========  ========

NET INCOME (LOSS) PER COMMON SHARE.$    .07  $   (.22)  $    .09   $   (.34)
                                   ========  ========   =========  ========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING............     64,057    64,050     64,053     64,050
                                   ========  ========   =========  ========

         (See accompanying notes to consolidated financial statements.)

                                   MESA Inc.
                                   =========
                          Consolidated Balance Sheets
                          ---------------------------
                       (in thousands, except share data)

                                                    June 30,   December 31,
                         ASSETS                       1996          1995
                                                   ----------  ------------
                                                   (unaudited)
CURRENT ASSETS:
     Cash and cash investments.................... $  174,391    $  149,143
     Investments..................................          4        38,280
     Accounts and notes receivable................     45,393        44,734
     Other........................................      5,482         4,590
                                                   ----------    ----------
          Total current assets....................    225,270       236,747
                                                   ----------    ----------
PROPERTY, PLANT AND EQUIPMENT:
     Oil and gas properties, wells and
       equipment using the successful
       efforts method of accounting...............  1,916,705     1,900,163
     Office and other.............................     40,183        41,603
     Accumulated depreciation, depletion
       and amortization...........................   (908,209)     (859,077)
                                                   ----------    ----------
                                                    1,048,679     1,082,689

                                                   ----------    ----------
OTHER ASSETS:
     Restricted cash of subsidiary partnership....     54,856        57,731
     Gas balancing receivable.....................     57,319        56,020
     Other........................................     27,335        31,509
                                                   ----------    ----------
                                                      139,510       145,260
                                                   ----------    ----------
                                                   $1,413,459    $1,464,696
                                                   ==========    ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities on long-term debt......... $  118,634    $  101,413
     Accounts payable and accrued liabilities.....     27,478        31,068
     Interest payable.............................     60,783        60,465
                                                   ----------    ----------
          Total current liabilities...............    206,895       192,946
                                                   ----------    ----------
LONG-TERM DEBT....................................  1,083,029     1,135,330
                                                   ----------    ----------
DEFERRED REVENUE..................................     15,175        17,578
                                                   ----------    ----------
OTHER LIABILITIES.................................     34,646        51,838
                                                   ----------    ----------
CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, authorized
       500,000,000 shares and 10,000,000 shares,
       respectively; no shares issued and
       outstanding................................        --           --
     Common stock, $.01 par value, authorized
       600,000,000 shares and 100,000,000 shares,
       respectively; outstanding
       64,260,721 shares and 64,050,009 shares,
       respectively...............................        643           640
     Additional paid-in capital...................    400,068       398,965
     Accumulated deficit..........................   (326,997)     (332,601)
                                                   ----------    ----------
                                                       73,714        67,004
                                                   ----------    ----------
                                                   $1,413,459    $1,464,696
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

                                   MESA Inc.
                                   =========
                     Consolidated Statements of Cash Flows
                     -------------------------------------
                                 (in thousands)
                                  (unaudited)

                                                          Six Months Ended
                                                               June 30
                                                        -------------------
                                                          1996       1995
                                                        --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)................................. $  5,604   $(21,847)
     Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
          Depreciation, depletion and amortization.....   52,648     41,296
          Accreted interest on discount notes..........      --      39,169
          Gains from investments.......................   (9,349)    (1,749)
          Changes in operating receivables and payables  (20,053)   (18,268)
          Changes in investments, net..................   47,625     15,743
          Other........................................    2,098       (907)
                                                        --------   --------
          Cash provided by operating activities........   78,573     53,437
                                                        --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures..............................  (19,664)   (19,392)
     Other.............................................      (90)     2,025
                                                        --------   --------
          Cash used in investing activities............  (19,754)   (17,367)
                                                        --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of long-term debt......................  (34,865)       --
     Other.............................................    1,294      3,450
                                                        --------   --------
          Cash provided by (used in) financing
            activities.................................  (33,571)     3,450
                                                        --------   --------
NET INCREASE IN CASH AND CASH INVESTMENTS..............   25,248     39,520

CASH AND CASH INVESTMENTS AT BEGINNING OF PERIOD.......  149,143    143,422
                                                        --------   --------
CASH AND CASH INVESTMENTS AT END OF PERIOD............. $174,391   $182,942
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




                                  Common Stock    Additional
                                ---------------    Paid-in    Accumulated
                                Shares   Amount    Capital      Deficit
                                ------   ------   ----------  -----------
BALANCE, December 31, 1995..... 64,050    $640     $398,965    $(332,601)

     Net income ...............    --      --           --         5,604

     Stock Options Exercised...    211       3        1,103          --
                                ------    ----     --------    ---------
BALANCE, June 30, 1996......... 64,261    $643     $400,068    $(326,997)
                                ======    ====     =========   =========

         (See accompanying notes to consolidated financial statements.)

                                   MESA Inc.
                                   =========
                  Notes to Consolidated Financial Statements
                  ------------------------------------------
                                 June 30, 1996
                                  (unaudited)


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

     The consolidated financial statements of Mesa for the three and six month periods ended June 30, 1996 and 1995, are unaudited but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods. The preparation of the consolidated financial statements of Mesa in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Mesa's Annual Report on Form 10-K ("Form 10-K") for the year ended December 31, 1995.

(1)  RECAPITALIZATION
     ================

     In August of 1996, Mesa completed a recapitalization of its balance sheet by issuing new equity and repaying and refinancing substantially all of its then existing long-term debt. The structure and effects of the Recapitalization are described below.

Equity Infusion
- ---------------

     On April 26, 1996, Mesa entered into a stock purchase agreement with DNR-MESA Holdings L.P., a Texas limited partnership ("DNR"), whose sole general partner is Rainwater Inc., a Texas corporation owned by Richard E. Rainwater. The agreement contemplated that Mesa would issue $265 million in new preferred equity and would repay and/or refinance substantially all of its $1.2 billion of existing debt (the "Recapitalization"). The sale of shares to DNR and certain other matters were approved by Mesa's stockholders at a special meeting on June 25, 1996. On July 2, 1996, DNR purchased, in a private placement, approximately 58.8 million shares of a new class of Series B 8% Cumulative Convertible Preferred Stock ("Series B Preferred"). On July 5, 1996, Mesa commenced a rights offering for approximately 58.6 million shares of a new class of Series A 8% Cumulative Convertible Preferred Stock ("Series A Preferred") to its existing stockholders (the "Rights Offering"). DNR provided a standby commitment to purchase an additional number of shares of Series B Preferred equal to the number of shares of Series A Preferred not subscribed to in the Rights Offering. Stockholders received .912 rights in respect of each share of common stock held. Each full right was exercisable for one share of Series A Preferred at an exercise price of $2.26 per share, the same per share price at which DNR purchased shares of Series B Preferred. On August 5, 1996, the Rights Offering closed. On August 8, 1996, Mesa issued approximately 58.6 million shares of Series A Preferred to rights holders who exercised their rights. Because the rights offering was oversubscribed, DNR was not required to purchase additional Series B Preferred pursuant to its standby commitment.

     Each share of Series A and B Preferred is convertible into one share of Mesa common stock at any time prior to mandatory redemption in 2008. After 2006, at the option of Mesa's non-series B directors, Mesa has the right to redeem any outstanding Series A and Series B Preferred shares for common stock or cash. At mandatory redemption in 2008, the remaining Series A and B Preferred shares will be converted into common stock or cash at the option of Mesa's non-series B directors. An annual 8% pay-in-kind dividend will be paid quarterly on the shares during the first four years following issuance. Thereafter, the 8% dividend may, at the option of Mesa, be paid in cash or additional preferred shares, depending on whether certain financial tests are met and subject to any limitations in Mesa's debt agreements.

     The Series A and B Preferred represent 64.6% of the fully diluted common shares at the time of issuance and will represent 71.5% of such shares after the mandatory four-year pay-in-kind period, excluding stock options and assuming no other stock issuance by Mesa. The Series A and B Preferred have a liquidation preference per share equal to $2.26 plus accrued and unpaid dividends. The terms of the Series A and Series B Preferred are substantially identical except for certain voting rights and certain provisions relating to transferability. The Series A and B Preferred will vote with the common stock as a single class on all matters, except as otherwise required by law and except for (i) the right of the holders of the Series B Preferred to nominate and elect a majority of Mesa's Board of Directors for so long as DNR and its affiliates meet certain minimum stock ownership requirements, and (ii) the right of the holders of the Series A Preferred to elect two directors in the event of certain dividend arrearages. As a result of the stock issuances, DNR owns approximately 32.4% of Mesa's fully diluted common shares.

New Debt
- --------

     In conjunction with the issuance of Series A and B Preferred, Mesa entered into a new seven-year $525 million secured revolving credit facility ("New Credit Facility") with a group of banks. Mesa also issued and sold $475 million of senior subordinated notes consisting of $325 million of 10-5/8% senior subordinated notes due in 2006 ("Senior Subordinated Notes") and $150 million of 11-5/8% senior subordinated discount notes due in 2006 ("Senior Discount Notes"). (See Note 3 for a more detailed description of the new debt.)

Use of Proceeds
- ---------------

     The total proceeds from the issuance of the new equity and new long-term debt, together with certain cash and investments on hand, were used to repay and refinance then existing long-term debt and transaction costs as follows:

                                                                      Amounts
                                                                   ------------
                                                                   (In millions)
     Sources
     New Credit Facility..........................................    $  365.0
     Senior Subordinated Notes....................................       325.0
     Senior Discount Notes........................................       150.1
     Series A and B Preferred Stock...............................       265.4
     Cash and investments.........................................       159.8
                                                                      --------
          Total sources...........................................    $1,265.3
                                                                      ========

     Uses
     Repayment of HCLP Secured Notes...............................   $  492.3
     Repayment of Former Credit Facility...........................       38.6
     Redemption of 12-3/4% Secured Discount Notes due June 30 1998.      617.4
     Redemption of 13-1/2% Subordinated Notes due May 1, 1999......        7.6
     Prepayment premium with respect to HCLP Secured Notes.........       50.9
     Fees and expenses.............................................       33.5
     Accrued interest..............................................       25.0
                                                                      --------
          Total uses...............................................   $1,265.3
                                                                      ========

     See Note 3 for a description of Mesa's existing long-term debt at June 30, 1996 before completion of the Recapitalization. The fees and expenses associated with the Recapitalization consist primarily of underwriter fees, preferred stock commitment fees, legal fees, printing and mailing costs and accounting fees. The fees associated with the Series A and B Preferred stock will be offset against the proceeds of the issuance of the shares and reflected in additional paid-in capital on the consolidated balance sheet. The fees relating to the issuance of new debt will be capitalized and amortized over the term of the associated debt.

     An extraordinary loss totaling approximately $62 million on the extinguishment of long-term debt will be recognized in the third quarter of 1996. The loss will consist primarily of the $50.9 million HCLP Secured Note prepayment premium and approximately $11 million of unamortized debt issuance costs and premiums associated with the debt that was repaid and refinanced.

Effect of the Recapitalization
- ------------------------------

     On June 30, 1996, Mesa's direct subsidiaries were Mesa Operating Co. ("MOC"), Mesa Holding Co. ("MHC") and Hugoton Management Co. ("HMC"). MOC owned all of Mesa's interest in the West Panhandle field of Texas, the Gulf Coast and the Rocky Mountain areas, as well as an approximate 99% limited partnership in Hugoton Capital Limited Partnership ("HCLP"). MHC owned cash, an approximate 1% limited partnership interest in HCLP and 100% of Mesa Environmental Ventures Co. ("MEV"), a company established to compete in the natural gas vehicle business. HMC owned the general partnership interest in HCLP. HCLP owned substantially all of Mesa's Hugoton field natural gas properties.

     In conjunction with the recapitalization of Mesa on July 2, 1996, MHC, HCLP and HMC merged into MOC. As a result, MOC now owns substantially all of Mesa's assets and liabilities, including all of Mesa's oil and gas properties and all of its long-term debt. MEV is now a subsidiary of MOC.

     The Recapitalization will enhance Mesa's ability to compete in the oil and gas industry by substantially increasing its cash flow available for investment and improving its ability to attract capital, which will increase its ability to pursue investment opportunities. Specifically, Mesa's financial condition will improve significantly as a result of the Recapitalization due to (i) a significant reduction in total debt outstanding ($317 million, initially), (ii) a reduction in annual cash interest expense of approximately $75 million, (iii) the implementation of a cost savings program designed to initially reduce annual general and administrative and other operating overhead expenses by approximately $10 million, and (iv) the extension of maturities on its long-term debt.

     The expected reduction of annual cash interest expense is based on the following assumptions: (i) average borrowings under the New Credit Facility of approximately $365 million, excluding letters of credit, and (ii) annual interest rates of approximately 7% under the New Credit Facility, 10-5/8% under the Senior Subordinated Notes and 11-5/8% under the Senior Discount Notes. Actual borrowings and interest rates under the New Credit Facility will fluctuate over time and will affect Mesa's actual cash interest expense.

     Management believes that cash from operating activities, together with as much as $150 million of availability under the New Credit Facility will be sufficient for Mesa to meet its debt service obligations and scheduled capital expenditures, and to fund its working capital needs, for the next several years. Notwithstanding the Recapitalization, Mesa continues to be highly leveraged.


(2)  INVESTMENTS
     ===========

            The value of investments are as follows (in thousands):

                                                      June 30,  December 31,
                                                        1996        1995
                                                      --------  ------------
     NYMEX Futures Contracts:
          Margin Cash...............................  $     4     $17,498
          Unrealized gain in trading contracts......       --       7,558

     Commodity Price Swaps:
          Margin Cash...............................       --       2,434
          Unrealized gain (loss) in price swaps.....       --        (811)

     Natural Gas Options:
          Premiums..................................       --          66
          Unrealized gain in trading options........       --         978

     Equity securities:
          Cost......................................       --      10,719
          Unrealized loss...........................       --        (162)

                                                      -------     -------
          Total market value........................  $     4     $38,280
                                                      =======     =======

     For the six months ended June 30, 1996, Mesa recognized net gains of approximately $9.3 million from its investments compared with net gains for the same period in 1995 of $1.7 million. These gains do not include gains or losses from futures contracts accounted for as a hedge of production. Hedge gains or losses are included in revenues in the period in which the hedged production occurs.

     The net investment gains and losses recognized during a period include both realized and unrealized gains and losses. Mesa realized net gains from investments of $16.9 million for the six months ended June 30, 1996, and $3.6 million for the same period in 1995. At June 30, 1996, Mesa had no open futures contracts and no unrealized gain or loss on investments.

     In 1995 Mesa entered into certain over-the-counter commodity price swap agreements for trading purposes. Mesa was required to make payments to (or receive payments from) a counter party based on the differential between a fixed and a variable price for specified natural gas volumes. Mesa's agreements were to expire on the last day of trading for April, May and June 1996 natural gas futures contracts as determined by the NYMEX. During the six months ended June 30, 1996, Mesa closed all of these positions, which related to 10.1 million British thermal units ("BTUs") of natural gas, at a gain of $3.4 million.

(3)  LONG-TERM DEBT
     ==============

     Long-term debt and current maturities are as follows (in thousands):

                                                   June 30,    December 31,
                                                     1996          1995
                                                  ----------   ------------
     HCLP Secured Notes.......................... $  492,309    $  504,674
     Former Credit Agreement.....................     38,632        61,131
     12-3/4% secured discount notes..............    618,302       618,518
     12-3/4% unsecured discount notes............     39,725        39,725
     13-1/2% subordinated notes..................      7,390         7,390
     Other.......................................      5,305         5,305
                                                  ----------    ----------
                                                   1,201,663     1,236,743
     Current maturities..........................   (118,634)     (101,413)
                                                  ----------    ----------
     Long-term debt.............................. $1,083,029    $1,135,330
                                                  ==========    ==========

     Pursuant to the Recapitalization, on July 2, 1996, Mesa repaid and refinanced substantially all of its then outstanding long-term debt. See Note 1 for a description of the Recapitalization. Amounts outstanding under long-term debt agreements subsequent to the Recapitalization are as follows (in thousands):

                                                            July 2, 1996
                                                            ------------
     New Credit Facility.................................    $495,000
     Senior Subordinated Notes...........................     325,000
     Senior Discount Notes...............................     150,097
     13-1/2% Subordinated Notes..........................       7,390
     Other...............................................       5,305
                                                             --------
                                                              982,792
     Current maturities(1)...............................     (12,695)
                                                             --------
     Long-term debt......................................    $970,097
                                                             ========

     (1) On July 23, 1996, Mesa notified holders of the 13-1/2% Subordinated Notes that the notes will be redeemed in full on August 22, 1996. Current maturities at July 2, 1996 include the 13-1/2% Subordinated Notes.

     MOC is the borrower under the New Credit Facility and all borrowings are fully and unconditionally guaranteed by MESA Inc. The New Credit Facility, which is secured by liens on substantially all of Mesa's assets, matures on June 30, 2003. The borrowing base for the New Credit Facility is determined based on the value of Mesa's proved oil and gas reserves. Initially the borrowing base was set at $525 million. As of August 8, 1996, the New Credit Facility supports Letters of Credit totaling $11 million and Mesa has $149 million of unused borrowing capacity. Borrowings bear interest, at Mesa's option, at Interbank Eurodollar rates plus 1-1/2%, CD rates plus 1-1/2%, Fed Funds rates plus 1% or the prime rate plus 1/2%.

     The New Credit Facility restricts, among other things, Mesa's ability to incur additional indebtedness, create liens, pay dividends, acquire stock or make investments, loans and advances.

     The 10.625% Senior Subordinated Notes are unsecured and mature in 2006. MOC is the issuer of such notes and such notes are fully and unconditionally guaranteed by MESA Inc. Interest is payable semiannually in cash.

     The 11.625% Senior Discount Notes are unsecured and mature in 2006. MOC is the issuer of such notes and such notes are fully and unconditionally guaranteed by MESA Inc. Through June 30, 2001, interest will not accrue; however, the accreted value, as defined, of such notes will increase at a rate of 11.625% per year, compounded semiannually. Thereafter, through maturity, interest will be payable semiannually in cash.

     The indentures governing the Senior Subordinated Notes and the Senior Discount Notes contain certain covenants that, among other things, limit the ability of Mesa and its restricted subsidiaries to incur additional indebtedness and issue "disqualified stock," pay dividends, make investments, make certain other restricted payments, enter into certain transactions with affiliates, dispose of assets, incur liens and engage in mergers and consolidations.

HCLP Secured Notes
- ------------------

     In 1991 HCLP issued $616 million of HCLP Secured Notes in a private placement with a group of institutional lenders. Proceeds from the issuance repaid existing bank debt and funded a $66 million restricted cash balance within HCLP, which was available to supplement cash flows from the HCLP properties in the event such cash flows were not sufficient to fund principal and interest payments on the HCLP Secured Notes when due.

     On July 2, 1996, pursuant to the Recapitalization, Mesa prepaid the HCLP Secured Notes. See Note 1. A prepayment premium, based on prevailing interest rates at the date of redemption, was due upon redemption of the HCLP Secured Notes totaling $50.9 million. Such premium will be classified as an extraordinary loss from early extinguishment of debt in the third quarter of 1996 statement of operations.

Former Credit Agreement
- -----------------------

     As of June 30, 1996, Mesa had outstanding borrowings of approximately $38.6 million and letter of credit obligations of $11.0 million under its $82.5 million bank credit facility, as amended (the "Former Credit Agreement"). The Former Credit Agreement required principal payments of $22.5 million in the first half of 1996, with the remainder due in June 1997 (including cash collateralization of letters of credit outstanding at that time).

     On July 2, 1996, pursuant to the Recapitalization, Mesa prepaid all of its obligations under the Former Credit Agreement. See Note 1.

Discount Notes
- --------------

     In August 1993, Mesa issued approximately $435.5 million initial accreted value ($569.2 million face amount), as defined, of 12-3/4% secured discount notes due June 30, 1998, $136.9 million initial accreted value ($178.8 million face amount) of 12-3/4% unsecured discount notes due June 30, 1996 (together, the "Discount Notes") and $29.3 million principal amount of 0% convertible notes. The 0% convertible notes were converted into approximately 7.5 million shares of common stock in 1993. The 12-3/4% unsecured discount notes were paid at maturity on July 1, 1996.

     In 1994, Mesa issued an additional $48.2 million face amount of 12-3/4% secured discount notes and used the proceeds to settle a lawsuit. Also in 1994, Mesa redeemed $139.1 million face amount of 12-3/4% unsecured discount notes with proceeds from a public offering of Mesa common stock and from additional borrowings under the Credit Agreement.

     On July 2, 1996, pursuant to the Recapitalization, Mesa defeased the 12-3/4% secured discount notes, which have been redeemed. See Note 1.

Subordinated Notes
- ------------------

     The 13-1/2% subordinated notes are unsecured and mature in 1999. Interest on these notes is payable semiannually in cash. Pursuant to the Recapitalization, these notes have been called for redemption on August 22, 1996.

Interest and Maturities
- -----------------------

     The aggregate interest payments, net of amounts capitalized, made during the six months ended June 30, 1996 and 1995, were $72.6 million and $31.7 million, respectively. The interest payments in the six months ended June 30, 1996 included a $42 million interest payment made on January 2, 1996, according to terms of the Discount Notes, related to the regular December 31, 1995 interest payment on Mesa's Discount Notes. In addition, on July 1, 1996, Mesa made a $41.9 million interest payment related to the regular June 30, 1996 interest payment on its Discount Notes. Payment of approximately $40.3 million of interest expense incurred during the six months ended June 30, 1995 was deferred under the terms of the Discount Notes until the repayment dates of the Discount Notes. Such interest is included in interest expense in the consolidated statements of operations for the six months ended June 30, 1995.

     There are no scheduled principal payments under the terms of the New Credit Facility, the Senior Subordinated Notes or the Senior Discount Notes in the next five years.

(4)  CONTINGENCIES
     =============

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

     On June 7, 1996, the plaintiffs filed a separate suit against CIG and Mesa in state court in Amarillo, Texas, similarly claiming underpayment of royalties under the "favored-nations" clause, but based upon the above-described pricing-scheme to pricing-scheme comparison on a well-by-well monthly basis. The plaintiffs also claim underpayment of royalties since June 7, 1995 under the "favored-nations" clause based upon either the pricing-scheme to pricing-scheme method or their previously alleged higher price method. Mesa believes it has several defenses to this action and intends to contest it vigorously. Mesa has not yet determined the amount of damages, if any, that would be payable if such action were determined adversely to Mesa.

     The federal court in the above-referenced first suit issued an order on July 29, 1966 which stayed the state suit pending a decision by the court on plaintiff's motion for new trial.

Thompson
- --------

     In May 1996, the current lessors of an oil and gas lease dated October 8, 1958 between Terry Thompson, Jr., et al., as Lessor, and CIG, as Lessee, sued CIG in state court in Amarillo claiming CIG has underpaid royalties based upon allegations that CIG failed to develop, produce and market the gas properly. Mesa is not currently a party of this litigation; however, if CIG is found to be liable for any such underpayments, it may seek to recover from Mesa the portion of such underpayments which may be allocable to Mesa. Mesa believes there are several defenses to this action and, to the extent Mesa becomes a party, intends to contest such action vigorously. Mesa has not yet determined the amount of damages, if any, that would be payable if such action were determined adversely to Mesa.

     Mesa does not expect the resolution of this lawsuit to have a material adverse effect on its financial position or results of operations.

Lease Termination
- -----------------

     In 1991 Mesa sold certain producing oil and gas properties to Seagull Energy Company ("Seagull"). In 1994, two lawsuits were filed against Seagull in the 100th District Court in Carson County, Texas, by certain land and royalty owners claiming that certain of the oil and gas leases owned by Seagull have terminated due to cessation in production and/or lack of production in paying quantities occurring at various times from first production through 1994. In the third quarter of 1995, Seagull filed third-party complaints against Mesa claiming breach of warranty and false representation in connection with the sale of such properties to Seagull. Seagull filed a similar third-party complaint June 29, 1995, against Mesa covering a different lease in the 69th District Court in Moore County, Texas. The plaintiffs in the cases against Seagull are seeking to terminate the leases. Seagull, in its complaint against Mesa, is seeking unspecified damages relating to any leases which are terminated. Mesa believes it has several defenses to these lawsuits, including a two-year limitation on indemnification set forth in the purchase and sale agreement pursuant to which Mesa sold the properties.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
- --------------------------------------------------------------------------------

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
===============================================

     This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation, the statements under "Capital Resources and Liquidity" and Notes 1 and 3 to the consolidated financial statements of Mesa regarding MESA Inc.'s ("Mesa") financial position and liquidity, its ability to make debt service payments and other matters are forward-looking statements. Although Mesa believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from Mesa's expectations ("Cautionary Statements") are disclosed in this Form 10-Q, including without limitation, and in Mesa's Form 10-K for the year ended December 31, 1995, in conjunction with the forward-looking statements included in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to Mesa or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

RESULTS OF OPERATIONS
=====================

     Mesa reported net income of $4.5 million in the second quarter of 1996 compared with a net loss of $14.0 million in the second quarter of 1995. Mesa had net income of $5.6 million for the six months ended June 30, 1996 compared with a net loss of $21.8 million for the same period in 1995.

     The following table presents a summary of the results of operations of Mesa for the periods indicated (in thousands):

                                     Three Months Ended   Six Months Ended
                                           June 30             June 30
                                     ------------------  ------------------
                                       1996      1995      1996      1995
                                     --------  --------  --------  --------
     Revenues....................... $ 71,322  $ 59,174  $151,965  $121,421
     Operating and
      administrative costs..........  (27,856)  (21,804)  (52,934)  (47,071)
     Depreciation, depletion
      and amortization..............  (22,406)  (20,290)  (52,648)  (41,296)
                                     --------  --------  --------  --------
     Operating income...............   21,060    17,080    46,383    33,054
     Interest expense, net
      of interest income............  (32,417)  (32,258)  (66,949)  (65,012)
     Other..........................   15,904     1,225    26,170    10,111
                                     --------  --------  --------  --------
     Net income (loss).............. $  4,547  $(13,953) $  5,604  $(21,847)
                                     ========  ========  ========  ========

     Revenues
     --------

     The table below presents, for the periods indicated, the revenues, production and average prices received from sales of natural gas, natural gas liquids and oil and condensate.

                                     Three Months Ended   Six Months Ended
                                           June 30             June 30
                                     ------------------  ------------------
                                       1996      1995      1996      1995
                                     --------  --------  --------  --------
     Revenues (in thousands):
          Natural gas............... $ 44,243  $ 32,875  $ 94,810  $ 68,731
          Natural gas liquids.......   19,979    18,573    43,115    36,779
          Oil and condensate........    4,484     5,174     8,847    10,567
                                     --------  --------  --------  --------
               Total................ $ 68,706  $ 56,622  $146,772  $116,077
                                     --------  --------  --------  --------

     Natural Gas Production
      (million cubic feet):
          Hugoton...................   12,111    12,978    25,054    25,677
          West Panhandle............    4,097     4,516     9,568     9,443
          Other.....................    4,757     1,487     8,454     3,736
                                     --------  --------  --------  --------
               Total................   20,965    18,981    43,076    38,856
                                     --------  --------  --------  --------

     Natural Gas Liquids Production
      (thousand barrels):
          Hugoton...................      842       934     1,712     1,864
          West Panhandle............      617       653     1,457     1,349
          Other.....................       58        14        71        29
                                     --------  --------  --------  --------
               Total................    1,517     1,601     3,240     3,242
                                     ========  ========  ========  ========

     Oil and Condensate Production
      (thousand barrels):
          Hugoton...................     --        --        --        --
          West Panhandle............       42        19        76        36
          Other.....................      192       285       402       590
                                     --------  --------  --------  --------
              Total.................      234       304       478       626
                                     ========  ========  ========  ========
     Average Prices:
          Natural gas (per thousand
           cubic feet).............. $   2.06  $   1.71  $   2.17  $   1.71
          Natural gas liquids
           (per barrel)............. $  13.17  $  11.60  $  13.52  $  11.39
          Oil and condensate
           (per barrel)............. $  19.54  $  16.98  $  18.55  $  16.74


     Mesa's natural gas equivalent production was 3 percent higher in the second quarter of 1996 and 5 percent higher for the six-month period ended June 30, 1996 as compared to the same periods in 1995. The increase in production is primarily due to Mesa's success in the Gulf of Mexico.

     Mesa's natural gas price increased 20 percent, natural gas liquids increased 14 percent, and oil prices increased 15 percent in the second quarter of 1996 as compared to 1995. The natural gas, natural gas liquids and oil prices for the six-month period ended June 30, 1996 increased 27 percent, 19 percent and 11 percent, respectively, as compared to 1995.

     Approximately 90 percent of Mesa's 1996 natural gas production was sold at market prices. The remaining 10 percent was sold under a fixed-price contract. From time to time, Mesa hedges its production; however, in the first half of 1996, Mesa hedged none of its production. Amortization of deferred gains and losses from hedging activities are included in revenues when the hedged production occurs. Mesa recognized $6.4 million in the second quarter of 1995 and $11.3 million in the six months ended June 30, 1995 of hedge gains as natural gas revenues. The following table shows the effect of hedging activities on Mesa's natural gas prices:

                                     Three Months Ended   Six Months Ended
                                           June 30             June 30
                                     ------------------   ----------------
                                      1996       1995      1996      1995
                                     -------    -------   -------  -------
     Natural gas prices (per Mcf):
          Actual price received
            for production.......... $  2.06    $  1.37   $  2.17  $  1.42
          Effect of hedging
            activities..............     --         .34       --       .29
                                     -------    -------   -------  -------
          Average price............. $  2.06    $  1.71   $  2.17  $  1.71
                                     =======    =======   =======  =======

     In the second quarter of 1996, Mesa hedged a portion of its natural gas liquids and oil production for the second half of 1996. These positions were also closed in the second quarter of 1996 and Mesa realized a net loss of $.9 million which will be recognized in the second half of 1996 as the hedged production occurs.

     Costs and Expenses
     ------------------

     Mesa's costs and expenses increased from $42.1 million in the second quarter of 1995 to $50.3 million for the same period in 1996. Lease operating expense increased due to higher production costs in the West Panhandle field and higher production. Production and other taxes were higher due to increased revenues resulting from higher prices partially offset by lower tax rates for Hugoton field production. Exploration charges were greater, reflecting increased exploration activities in the Gulf of Mexico and consist primarily of exploratory dry-hole expense. General and administrative ("G&A") expenses increased due to a $3.6 million charge associated with a reduction in personnel. Depreciation, depletion and amortization ("DD&A") expense, which is calculated quarterly on a unit-of-production basis, was higher primarily due to increased production.

     Mesa's costs and expenses increased from $88.4 million to $105.6 million in the six-month period ended June 30, 1996, compared to the same period in 1995. Lease operating expense increased due to higher production costs in the West Panhandle field and higher production. Production and other taxes were higher due to increased revenues resulting from higher prices partially offset by lower tax rates for Hugoton field production. Exploration charges were greater, reflecting increased exploration activities in the Gulf of Mexico and consist primarily of exploratory dry-hole expense. G&A expenses increased due to a $3.6 million charge associated with a reduction in personnel. DD&A expense, which is calculated quarterly on a unit-of-production basis, was higher primarily due to increased production and an impairment of long-lived assets of approximately $6.8 million in accordance with the adoption of a new accounting requirement (SFAS No. 121).

     Other Income (Expense)
     ----------------------

     Interest income and interest expense in the three- and six-month periods ended June 30, 1996 were not materially different from such income and expense during the same periods in 1995 as average cash balances and aggregate debt outstanding were not materially different.

     Results of operations for the six months ended June 30, 1996 and 1995 include certain items which are either non-recurring or are not directly associated with Mesa's oil and gas producing operations. The following table sets forth the amounts of such items for the periods indicated (in thousands):


                                     Three Months Ended   Six Months Ended
                                           June 30             June 30
                                     ------------------  ------------------
                                       1996      1995      1996      1995
                                     --------  --------  --------  --------
     Gains from investments......... $    586  $ (2,804) $  9,349  $  1,749
     Gains from collections
      from Bicoastal Corporation....      --        --      2,548     4,653
     Gain from adjustment of
      contingency reserve...........   15,000       --     15,000       --
     Other..........................      318     4,029      (727)    3,709
                                     --------  --------  --------  --------
        Total Other Income.......... $ 15,904  $  1,225  $ 26,170  $ 10,111
                                     ========  ========  ========  ========


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

     The gains from collection of interest from Bicoastal Corporation relate to a note receivable from such company, which was in bankruptcy. Mesa's claims in the bankruptcy exceeded its recorded receivable. As of June 30, 1996, Mesa had collected the full amount of its allowed claim plus a portion of the interest due on such claims. Mesa does not expect any future amounts received from such company to be significant.

     In the second quarter of 1996, Mesa revalued certain contingencies associated primarily with contracts which were settled in the mid-to-late 1980's. As a result of the revaluation, Mesa recorded a net gain of $15 million in the second quarter of 1996.


CAPITAL RESOURCES AND LIQUIDITY
===============================

     In August of 1996, Mesa completed a recapitalization of its balance sheet by issuing new preferred equity and repaying and refinancing substantially all of its existing long-term debt (the "Recapitalization"). See Note 1 to the consolidated financial statements of Mesa included elsewhere in this Form 10-Q for a detail discussion of the Recapitalization, which discussion is incorporated herein by reference.

     The Recapitalization will enhance Mesa's ability to compete in the oil and gas industry by substantially increasing its cash flow available for investment and improving its ability to attract capital, which will increase its ability to pursue investment opportunities. Specifically, Mesa's financial condition will improve significantly as a result of the Recapitalization due to (i) a significant reduction in total debt outstanding ($317 million, initially), (ii) a reduction in annual cash interest expense of approximately $75 million, (iii) the implementation of a cost savings program designed to initially reduce annual general and administrative and other operating overhead expenses by approximately $10 million, and (iv) the extension of maturities on its long-term debt.

     The expected reduction of annual cash interest expense is based on the following assumptions: (i) average borrowings under the New Credit Facility of approximately $365 million, excluding letters of credit, and (ii) annual interest rates of approximately 7% under the New Credit Facility, 10-5/8% under the Senior Subordinated Notes and 11-5/8% under the Senior Discount Notes. Actual borrowings and interest rates under the New Credit Facility will fluctuate over time and will affect Mesa's actual cash interest expense.

     Management believes that cash from operating activities, together with as much as $150 million of availability under the New Credit Facility will be sufficient for Mesa to meet its debt service obligations and scheduled capital expenditures, and to fund its working capital needs, for the next several years. Notwithstanding the Recapitalization, Mesa continues to be highly leveraged.

OTHER
=====

     See Note 4 to the consolidated financial statements of Mesa included elsewhere in this Form 10-Q for information regarding the status of certain pending litigation.

     Mesa recognizes its ownership interest in natural gas production as revenue. Actual production quantities sold may be different from Mesa's ownership share of production in a given period. Mesa records these differences as gas balancing receivables or as deferred revenue. Net gas balancing underproduction represented approximately 3.7% of total equivalent production for the six months ended June 30, 1996, compared with 1.6% during the same period in 1995. The gas balancing receivable or deferred revenue component of natural gas and natural gas liquids revenues in future periods is dependent on future rates of production, field allowables and the amount of production taken by Mesa or by its joint interest partners.

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

PART II - OTHER INFORMATION
===========================

Item 1.  Legal Proceedings
- --------------------------

     Reference is made to Part I, Item 1, Note 4 of this Form 10-Q for information regarding legal proceedings, which information is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

     A special meeting of stockholders was held on June 25, 1996. There were three matters submitted to the stockholder at the meeting. The results of the votes were as follows:

     1. Approval of the issuance and sale of a minimum of approximately 58.8 million shares and a maximum of approximately 117.3 million shares (subject to appropriate adjustment to reflect the reverse stock split described in Proposal Three, if approved) of Series B 8% Cumulative Convertible Preferred Stock, par value $.01 per share, of MESA Inc. ("Mesa") to DNR-MESA Holdings, L.P., a Texas limited partnership ("DNR"), the sole general partner of which is Rainwater, Inc., at a price of $2.26 per share on the terms and subject to the conditions set forth in that certain Stock Purchase Agreement, dated April 26, 1996, between Mesa and DNR.

                          Votes Cast                 Number of
                  -------------------------         -----------
                      For          Against          Abstentions
                  ----------      ---------         -----------
                  34,459,789      8,236,989            644,979

     2. Approval of an amendment of Mesa's Amended and Restated Articles of Incorporation to (i) increase the number of authorized shares of Common Stock, par value $.01 per share, of Mesa from 100,000,000 to 600,000,000 (subject to the effect of the reverse stock split described in Proposal Three, if approved), (ii) increase the number of authorized shares of Preferred Stock, par value $.01 per share, of Mesa from 10,000,000 to 500,000,000 (subject to the effect of the reverse stock split described in Proposal Three, if approved) and
          (iii) permit the taking of action by written consent of the holders of any series of Preferred Stock if and to the extent provided in the resolution of the Board of Directors establishing any such series.


                          Votes Cast                 Number of
                  -------------------------         -----------
                      For          Against          Abstentions
                  ----------      ---------         -----------
                  34,153,553      8,532,498            655,706

     3. Defeat of an amendment of Mesa's Amended and Restated Articles of Incorporation to effect (i) a one-for-four reverse stock split of the outstanding shares of Common Stock, (ii) a reduction of the authorized shares of Common Stock from 600,000,000 to 150,000,000 and
          (iii) a reduction of the authorized shares of Preferred Stock from 500,000,000 to 125,000,000.


                          Votes Cast                 Number of
                  -------------------------         -----------
                      For          Against          Abstentions
                  ----------     ----------         -----------
                  30,937,033     10,591,559          1,813,165

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)  Exhibits (Asterisk indicates incorporated by reference herein)

     *2.1   -  Stock Purchase Agreement dated April 29, 1996 between MESA Inc.
               And DNR-MESA Holdings, L.P. (Exhibit 10 to April 29, 1996 Form
               8-K).

     *3.1   -  Amended and Restated Articles of Incorporation of MESA Inc.
               dated December 31, 1991 (Exhibit 3[a] to Mesa's Form 10-K dated
               December 31, 1991).

     *3.2   -  Statement of Resolution establishing series of notes designated
               Series A 8% Cumulative Convertible Preferred Stock and Series B
               8% Cumulative Convertible Preferred Stock.  (Exhibit 4 to April
               29, 1996 8-K).

      3.3   -  Amended and Restated Bylaws of MESA Inc.

     *4.1   -  Indenture dated as of May 1, 1993, among MESA Inc., Mesa
               Operating Limited Partnership, Mesa Capital Corporation and
               Harris Trust and Savings Bank, as Trustee, relating to the secured discount notes and including (a) a form of Secured
               Notes, (b) a form of Deed of Trust, Assignment of Production,
               Security Agreement and Financing Statement, dated as of May 1,
               1993, between Mesa Operating Limited Partnership and Harris
               Trust and Savings Bank, as trustee, securing the Secured Notes, and (c) a form of Security Agreement, Pledge and Financing
               Statement dated as of May 1, 1993, between Mesa Operating
               Limited Partnership and Harris Trust and Savings Bank, as trustee, securing the Secured Notes (Exhibit 4[f] to Mesa's Form
               10-Q/A dated June 30, 1993).

     *4.2   -  First Supplemental Indenture dated as of January 5, 1994, among
               MESA Inc., Mesa Operating Co., Mesa Capital Corporation and
               Harris Trust and Savings Bank, as Trustee (Exhibit 4.2 to Mesa's
               Registration Statement on Form S-1, Registration No. 33-51909).

     *4.3   -  First Supplement to Security Agreement, Pledge and Financing
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

     4.16  -   Credit Agreement dated as of July 2, 1996, among Mesa Operating
               Co., as Borrower, MESA Inc. and the Banks listed as lenders in the Credit Agreement and The Chase Manhattan Bank, N.A., as
               Administrative Agent, Bankers Trust Company, as Syndication
               Agent, and Society Generale, Southwest Agency, as Documentation
               Agent.

     4.17 - Indenture dated July 2, 1996, among Mesa Operating Co., as Issuer, MESA Inc., as a Guarantor, and Harris Trust and Savings Bank as Trustee relating to 11-5.8% Senior Subordinated Discount Notes Due 2006.

     4.18 - Indenture dated July 2, 1996, among Mesa Operating Co., as Issuer, MESA Inc., as a Guarantor, and Harris Trust and Savings Bank as Trustee relating to 10-5/8% Senior Subordinated Notes Due 2006.

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

    *10.14  -  Amarillo Supply Agreement between Mesa Operating Limited
               Partnership, Seller, and Energas Company, a division of Atmos Energy Corporation, Buyer, dated effective January 2, 1993 (Exhibit 10.14 Mesa's Form 10-K dated December 31, 1995).

    *10.15  -  Gas Gathering Agreement-Interruptible between Colorado
               Interstate Gas Company, Transporter, and Mesa Operating Limited Partnership, Shipper, dated effective October 1, 1993, as amended by agreements dated January 1, 1994, January 5, 1994, and June 1, 1994 (Exhibit 10.15 Mesa's Form 10-K dated December 31, 1995).

    *10.16  -  Gas Supply Agreement dated May 11, 1994, between Mesa Operating
               Co., as successor to Mesa Operating Limited Partnership, acting on behalf of itself and as agent for Hugoton Capital Limited Partnership, and Williams Gas Marketing Company, and Gas Supply Guarantee dated May 11, 1994 (Exhibit 10.14 Mesa's Form 10-K dated December 31, 1995).

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

    *10.20  -  1991 Stock Option Plan of Mesa (Exhibit 10[v] to Mesa's Form
               10-K dated December 31, 1991).

    *10.21  -  Interruptible Gas Transportation and Sales Agreement dated
               January 1, 1991, between Mesa Operating Limited Partnership and Energas Company and Amendment dated January 1, 1995 (Exhibit
               10.22 Mesa's Form 10-K dated December 31, 1995).

    *10.22  -  "B" Contract Operating Agreement dated January 1, 1988, between
               Mesa Operating Limited Partnership and Colorado Interstate Gas Company (Exhibit 10.23 Mesa's Form 10-K dated December 31,
               1995).

    *10.23  -  "B" Contract Agreement of Compromise and Settlement dated May
               29, 1987, between Mesa Operating Limited Partnership and Colorado Interstate Gas Company, and Amendment to Gathering Agreement dated July 15, 1990 (Exhibit 10.24 Mesa's Form 10-K dated December 31, 1995).

    *10.24  -  Gas Purchase Agreement dated January 1, 1996, between Mesa
               Operating Co., as Seller, and KN Marketing L.P., as Buyer, and Amendment dated August 1, 1995 (Exhibit 10.25 Mesa's Form 10-K dated December 31, 1995).

    *10.25  -  Change in Control Retention/Severance Plan adopted August 22,
               1995, and Amendment dated October 20, 1995 (Exhibit 10.26 Mesa's Form 10-K dated December 31, 1995).

    27      -  Article 5 of Regulation S-X Financial Data Schedule for the
               Second Quarter 1996 Form 10-Q.

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


                                                        MESA Inc.
                                                      (Registrant)



                                                /s/  Wayne A. Stoerner
                                               -----------------------------
                                                     Wayne A. Stoerner
                                                     Manager-Accounting
                                               (Principal accounting officer
                                                 duly authorized to sign on
                                                  behalf of the Registrant)

Date: August 13, 1996

                               INDEX TO EXHIBITS
                               -----------------

Exhibit No.   Description
- -----------   -----------
    3.3       Amended and Restated Bylaws of MESA Inc.

    4.16      Credit Agreement dated as of July 2, 1996, among Mesa
              Operating Co., as Borrower, MESA Inc. and the Banks listed as lenders in the Credit Agreement and The Chase Manhattan Bank,
              N.A., as Administrative Agent, Bankers Trust Company, as
              Syndication Agent, and Society Generale, Southwest Agency, as
              Documentation Agent.

    4.17      Indenture dated July 2, 1996, among Mesa Operating Co., as
              Issuer, MESA Inc., as a Guarantor, and Harris Trust and
              Savings Bank as Trustee relating to 11-5.8% Senior
              Subordinated Discount Notes Due 2006.

    4.18      Indenture dated July 2, 1996, among Mesa Operating Co., as
              Issuer, MESA Inc., as a Guarantor, and Harris Trust and
              Savings Bank as Trustee relating to 10-5/8% Senior
              Subordinated Notes Due 2006.

    27 Article 5 of Regulation S-X Financial Data Schedule for the Second Quarter 1996 Form 10-Q.