Form 10-Q
period 1996-09-30
MESA INC
filed 1996-11-14
CIK 877930

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

             For the quarterly period ended September 30, 1996
                                            ------------------
                                     or

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

    Number of shares of common stock outstanding as of the close of business on November 13, 1996: 64,279,568
                       ----------




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
                                 (unaudited)

                                       Three Months Ended     Nine Months Ended
                                          September 30           September 30
                                       ------------------    ------------------
                                         1996      1995        1996      1995
REVENUES:                              --------  --------    --------  --------
    Natural gas....................    $ 37,919  $ 24,817    $132,729  $ 93,548
    Natural gas liquids............      21,943    16,828      65,058    53,607
    Oil and condensate.............       3,981     4,987      12,828    15,554
    Other..........................       2,909     2,335       8,102     7,679
                                       --------  --------    --------  --------
                                         66,752    48,967     218,717   170,388
                                       --------  --------    --------  --------
COSTS AND EXPENSES:
    Lease operating................      13,786    13,423      39,069    36,623
    Production and other taxes.....       4,176     4,690      14,475    13,917
    Exploration charges............       1,297       824       4,111     3,061
    General and administrative.....      12,343     9,210      26,881    21,617
    Depreciation, depletion
     and amortization..............      22,617    20,601      75,265    61,897
                                       --------  --------    --------  --------
                                         54,219    48,748     159,801   137,115
                                       --------  --------    --------  --------

OPERATING INCOME ....................    12,533       219      58,916    33,273
                                       --------  --------    --------  --------
OTHER INCOME (EXPENSE):
    Interest income..................       462     4,108       7,426    12,208
    Interest expense.................   (25,784)  (37,589)    (99,697) (110,701)
    Gains (losses) on investments....        69      (627)      9,418     1,122
    Gains from collection of interest
     from Bicoastal Corporation......      --       1,699       2,548     6,352
    Gain from adjustment of
     contingency reserve.............      --       --         15,000      --
    Other............................      (806)     (283      (1,533)    3,426
                                       --------   --------   --------  --------
                                        (26,059)  (32,692)    (66,838)  (87,593)
                                       --------  --------    --------  --------
Net Income (Loss) Before
     Extraordinary Item..............   (13,526)  (32,473)     (7,922)  (54,320)
Extraordinary Loss on
     Debt Extinguishment.............   (59,386)    --        (59,386)     --
                                       --------  --------    --------  --------
Net Income (Loss)....................  $(72,912) $(32,473)   $(67,308) $(54,320)
                                       ========  ========     ========  ========
Dividends on Preferred Stock.........    (4,130)    --         (4,130)     --
Net Income (Loss) Applicable to
     Common Stock....................  $(77,042) $(32,473)   $(71,438) $(54,320)
                                       ========  ========    ========  ========

Income (Loss) Per Common Share
     Before Extraordinary Item.......  $   (.28) $   (.51)   $   (.19) $   (.85)
Income (Loss) Per Common Share
     on Extraordinary Item...........      (.92)     --          (.92)     --
                                       --------  --------    --------  --------
Net Income (Loss) Per Common Share...  $  (1.20) $   (.51)   $  (1.11) $$  (.85)
                                       ========  ========    ========  ========
Weighted Average
     Shares Outstanding:
     Common..........................    64,266    64,050      64,125    64,050
     Series A Preferred..............    57,327       --       19,249      --
     Series B Preferred..............    58,222       --       19,549      --

        (See accompanying notes to consolidated financial statements.)

                                  MESA INC.
                                  =========
                         Consolidated Balance Sheets
                         ---------------------------
                      (in thousands, except share data)

                                                  September 30, December 31,
                         ASSETS                        1996         1995
                                                  ------------- ------------
                                                   (unaudited)
CURRENT ASSETS:
     Cash and cash investments....................  $   27,105   $  149,143
     Investments..................................        --         38,280
     Accounts and notes receivable................      37,027       44,734
     Other........................................       4,771        4,590
                                                    ----------   ----------
          Total current assets....................      68,903      236,747
                                                    ----------   ----------
PROPERTY, PLANT AND EQUIPMENT:
     Oil and gas properties, wells and
       equipment using the successful
       efforts method of accounting...............   1,961,657    1,930,879
     Office and other.............................      39,998       41,603
     Accumulated depreciation, depletion
       and amortization...........................    (938,952)    (867,665)
                                                    ----------   ----------
                                                     1,062,703    1,104,817
                                                    ----------   ----------
OTHER ASSETS:
     Restricted cash of subsidiary partnership....        --         57,731
     Gas balancing receivable.....................      58,357       56,020
     Other........................................      22,480       31,509
                                                    ----------   ----------
                                                        80,837      145,260
                                                    ----------   ----------
                                                    $1,212,443   $1,486,824
                                                    ==========   ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities on long-term debt.........  $    5,305   $  101,413
     Accounts payable and accrued liabilities.....      33,234       31,068
     Interest payable.............................      14,530       60,465
                                                    ----------   ----------
          Total current liabilities...............      53,069      192,946
                                                    ----------   ----------
LONG-TERM DEBT....................................     834,435    1,135,330
                                                    ----------   ----------
DEFERRED REVENUE..................................      15,096       17,578
                                                    ----------   ----------
OTHER LIABILITIES.................................      60,608       73,966
                                                    ----------   ----------
CONTINGENCIES
STOCKHOLDERS' EQUITY:
     8% Cumulative convertible preferred
       stock, $.01 par value, authorized
       500,000,000 shares; outstanding
       119,257,587 shares and 0 shares,
       respectively...............................       1,193         --
     Common stock, $.01 par value, authorized
       600,000,000 shares; outstanding 64,279,568
       shares and 64,050,009 shares, respectively.         643          640
     Additional paid-in capital...................     651,438      398,965
     Accumulated deficit..........................    (404,039)    (332,601)
                                                    ----------   ----------
                                                       249,235       67,004
                                                    ----------   ----------
                                                    $1,212,443   $1,486,824
                                                    ==========   ==========

           (See accompanying notes to consolidated financial statements.)

                                MESA INC.
                                =========
                  Consolidated Statements of Cash Flows
                  -------------------------------------
                             (in thousands)
                               (unaudited)
                                                         Nine Months Ended
                                                           September 30
                                                        -------------------
                                                          1996       1995
                                                        --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss........................................ $  (67,308)  $(54,320)
     Adjustments to reconcile net loss to net cash
        provided by operating activities:
          Depreciation, depletion and amortization...     75,265     61,897
          Accreted interest on discount notes........      3,266     39,064
          Gains from investments.....................     (9,418)    (1,122)
          Changes in operating receivables and
           payables..................................    (49,211)    (6,673)
          Changes in investments, net................     47,698      3,473
          Debt extinguishment expense................     59,386       --
          Other......................................      4,025       (592)
                                                      ----------   --------
          Cash provided by operating activities......     63,703     41,727
                                                      ----------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures............................    (36,148)   (35,571)
     Other...........................................      1,846      6,422
                                                      ----------   --------
          Cash used in investing activities..........    (34,302)   (29,149)
                                                      ----------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of stock...............................    248,433       --
     Long-term borrowings............................    970,097       --
     Repayments of long-term debt.................... (1,370,366)   (15,507)
     Other...........................................        397      3,280
                                                      ----------   --------
          Cash used in financing activities..........   (151,439)   (12,227)
                                                      ----------   --------
NET INCREASE (DECREASE) IN CASH
  AND CASH INVESTMENTS...............................   (122,038)       351

CASH AND CASH INVESTMENTS AT BEGINNING OF PERIOD.....    149,143    143,422
                                                      ----------   --------
CASH AND CASH INVESTMENTS AT END OF PERIOD........... $   27,105   $143,773
                                                      ==========   ========

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



                                                     8% Cumulative      8% Cumulative
                                                       Series A           Series B
                                   Common Stock     Preferred Stock    Preferred Stock   Additional
                                  --------------    ---------------    ---------------    Paid-in    Accumulated
                                  Shares  Amount    Shares   Amount    Shares   Amount    Capital      Deficit
                                  ------  ------    ------   ------    ------   ------   ----------  -----------

BALANCE, December 31, 1995.....   64,050    $640                                           $398,965    $(332,601)

  Net Loss.....................     --       --       --        --       --       --           --        (67,308)

  Stock Options Exercised......      211       3      --        --       --       --          1,103         --

  8% Cumulative Convertible
     Preferred Stock Issued....     --       --     58,599      586    58,850      588      247,259         --

  8% Cumulative Convertible
     Preferred Stock Dividends.     --       --        678        7     1,151       12        4,111       (4,130)

  8% Cumulative Convertible
     Preferred Stock Converted
     to Common Stock...........       20     --        (20)    --        --        --          --           --
                                  ------    ----   -------   ------    ------   ------     --------    ---------
BALANCE, September 30, 1996....   64,281    $643    59,257   $  593    60,001   $  600     $651,438    $(404,039)
                                  ======    ====   =======   ======    ======   ======     ========    =========


             (See accompanying notes to consolidated financial statements.)

                                  MESA INC.
                                  =========
                 Notes to Consolidated Financial Statements
                 ------------------------------------------
                              September 30, 1996
                                 (unaudited)


ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
===========================================================

     MESA Inc., a Texas corporation, was formed in 1991 to reorganize the business of Mesa Limited Partnership. Unless the context otherwise requires, as used herein the term "Mesa" refers to MESA Inc. and its subsidiaries taken as a whole and includes its predecessor.

     The consolidated financial statements of Mesa for the three and nine month periods ended September 30, 1996 and 1995, are unaudited but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods. The preparation of the consolidated financial statements of Mesa in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Mesa's Annual Report on Form 10-K ("Form 10-K") for the year ended December 31, 1995.

     Certain reclassifications have been made to amounts reported in the previous year to conform to 1996 presentation.

(1)  RECAPITALIZATION
     ================

     In August of 1996, Mesa completed a recapitalization of its balance sheet by issuing new equity and repaying and refinancing substantially all of its then existing long-term debt. The structure and effects of the Recapitalization are described below.

Series A & B Preferred Equity Sales
-----------------------------------

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

     Each share of Series A and B Preferred is convertible into one share of Mesa common stock at any time prior to mandatory redemption in 2008. After 2006, at the option of Mesa's non-series B directors, Mesa has the right to redeem any outstanding Series A and Series B Preferred shares for common stock or cash unless such shares were previously converted to common stock. Similarly, at mandatory redemption in 2008, the remaining Series A and B Preferred shares will be converted into common stock or cash at the option of Mesa's non-series B directors. An annual 8% pay-in-kind dividend will be paid quarterly on the shares during the first four years following issuance. Thereafter, the 8% dividend may, at the option of Mesa, be paid in cash or additional preferred shares, depending on whether certain financial tests are met and subject to any limitations in Mesa's debt agreements.

     The Series A and B Preferred represented 64.6% of the fully diluted common shares at the time of issuance and will represent 71.5% of such shares after the mandatory four-year pay-in-kind period, excluding stock options and assuming no other stock issuance by Mesa. The Series A and B Preferred have a liquidation preference per share equal to $2.26 plus accrued and unpaid dividends. The terms of the Series A and Series B Preferred are substantially identical except for certain voting rights and certain provisions relating to transferability. The Series A and B Preferred will vote with the common stock as a single class on all matters, except as otherwise required by law and except for (i) the right of the holders of the Series B Preferred to nominate and elect a majority of Mesa's Board of Directors for so long as DNR and its affiliates meet certain minimum stock ownership requirements, and (ii) the right of the holders of the Series A Preferred to elect two directors in the event of certain dividend arrearages. As a result of the stock issuances and the subsequent pay-in-kind quarterly dividends, at September 30, 1996 DNR owns approximately 32.7% of Mesa's fully diluted common shares (excluding outstanding stock options).

New Debt
--------

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

Use of Proceeds
---------------

     The total proceeds from the issuance of the new equity and new long-term debt, together with certain cash and investments on hand, were used to repay and refinance then existing long-term debt and transaction costs as follows:

                                                                     Amount
                                                                 -------------
                                                                 (In millions)

     Sources
     New Credit Facility..........................................  $  365.0
     Senior Subordinated Notes....................................     325.0
     Senior Discount Notes........................................     150.1
     Series A and B Preferred Stock...............................     265.4
     Cash and investments.........................................     162.2
                                                                    --------
          Total sources...........................................  $1,267.7
                                                                    ========

     Uses
     Repayment of HCLP Secured Notes...............................   $  492.3
     Repayment of Former Credit Facility...........................       38.6
     Redemption of 12-3/4% Secured Discount Notes due June 30 1998.      617.4
     Redemption of 13-1/2% Subordinated Notes due May 1, 1999......        7.6
     Prepayment premium with respect to HCLP Secured Notes.........       50.9
     Fees and expenses.............................................       35.9
     Accrued interest..............................................       25.0
                                                                      --------
          Total uses...............................................   $1,267.7
                                                                      ========

     See Note 3 for a description of Mesa's existing long-term debt at September 30, 1996. The fees and expenses associated with the Recapitalization consist primarily of underwriter fees, preferred stock commitment fees, legal fees, printing and mailing costs and accounting fees. The fees associated with the Series A and B Preferred stock have been offset against the proceeds of the issuance of the shares and reflected in additional paid-in capital on the consolidated balance sheet. The fees relating to the issuance of new debt has been capitalized and is being amortized over the term of the associated debt.

     An extraordinary loss totaling approximately $59.4 million on the extinguishment of long-term debt has been recognized in the third quarter of 1996. The loss consists primarily of the $50.9 million HCLP Secured Notes prepayment premium and approximately $11.2 million of unamortized debt issuance costs and premiums associated with the debt that was repaid and refinanced, partially offset by $2.7 million in gains from cash deposits associated with the HCLP Secured Notes.

Effect of the Recapitalization
------------------------------

     The Recapitalization enhances Mesa's ability to compete in the oil and gas industry by substantially increasing its cash flow available for investment and improving its ability to attract capital, which increases its ability to pursue investment opportunities. Specifically, Mesa's financial condition will improve significantly as a result of the Recapitalization due to (i) a significant reduction in total debt outstanding ($317 million, initially), (ii) a reduction in annual cash interest expense of approximately $75 million, (iii) the implementation of a cost savings program designed to initially reduce annual general and administrative and other operating overhead expenses by approximately $10 million, and (iv) the extension of maturities on its long-term debt.

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

     In conjunction with the recapitalization of Mesa on July 2, 1996, all of Mesa's principal subsidiaries were merged into Mesa Operating Co. ("MOC"). As a result, MOC now owns substantially all of Mesa's assets and liabilities, including all of Mesa's oil and gas properties and all of its long-term debt.

     Prior to the Recapitalization, Mesa's direct subsidiaries were MOC, Mesa Holding Co. ("MHC") and Hugoton Management Co. ("HMC"). MOC owned all of Mesa's interest in the West Panhandle field of Texas, the Gulf Coast and the Rocky Mountain areas, as well as an approximate 99% limited partnership in Hugoton Capital Limited Partnership ("HCLP"). MHC owned cash, an approximate 1% limited partnership interest in HCLP and 100% of Mesa Environmental Ventures Co. ("MEV"), a company established to compete in the natural gas vehicle business. HMC owned the general partnership interest in HCLP. HCLP owned substantially all of Mesa's Hugoton field natural gas properties.

     Management believes that cash from operating activities, together with as much as $187 million of availability under the New Credit Facility will be sufficient for Mesa to meet its debt service obligations and scheduled capital expenditures, and to fund its working capital needs, for the next several years. Notwithstanding the Recapitalization, Mesa continues to be highly leveraged.

(2)  INVESTMENTS
     ===========

    The value of investments are as follows (in thousands):

                                                 September 30,  December 31,
                                                      1996          1995
                                                 -------------  ------------
     New York Mercantile Exchange ("NYMEX")
          Futures Contracts:
          Margin Cash...........................   $    --        $17,498
          Unrealized gain in trading contracts..        --          7,558

     Commodity Price Swaps:
          Margin Cash...........................        --          2,434
          Unrealized gain (loss) in price swaps.        --           (811)

     Natural Gas Options:
          Premiums..............................        --             66
          Unrealized gain in trading options....        --            978

     Equity securities:
          Cost..................................        --         10,719
          Unrealized loss.......................        --           (162)

                                                   -------        -------
          Total market value....................   $    --        $38,280
                                                   =======        =======

     For the nine months ended September 30, 1996, Mesa recognized net gains of approximately $9.4 million from its investments compared with net gains for the same period in 1995 of $1.1 million. These gains do not include gains or losses from futures contracts accounted for as a hedge of production. Hedge gains or losses are included in revenues in the period in which the hedged production occurs.

     The net investment gains and losses recognized during a period include both realized and unrealized gains and losses. Mesa realized net gains from investments of $17.0 million for the nine months ended September 30, 1996, and $3.0 million for the same period in 1995. At September 30, 1996, Mesa had no open futures contracts and no unrealized gain or loss on investments.

     In 1995 Mesa entered into certain over-the-counter commodity price swap agreements. These agreements required Mesa to make payments to (or receive payments from) a counter party based on the differential between a fixed and a variable price for specified natural gas volumes. Mesa's agreements were to expire on the last day of trading for April, May and June 1996 natural gas futures contracts as determined by the NYMEX. During the nine months ended September 30, 1996, Mesa closed all of these positions, which related to 10.1 million MMBTUs of natural gas. Mesa realized a gain of $3.4 million on these positions. Mesa will continue to evaluate, as circumstances warrant, opportunities in the financial and physical energy markets.

(3)  LONG-TERM DEBT
     ==============

     Long-term debt and current maturities are as follows (in thousands):

                                                 September 30,  December 31,
                                                      1996          1995
                                                 -------------  ------------

     10-5/8% Senior Subordinated Notes........... $  325,000     $     --
     11-5/8% Senior Discount Notes...............    154,435           --
     New Credit Facility.........................    355,000           --
     HCLP Secured Notes..........................        --         504,674
     Former Credit Agreement.....................       --           61,131
     12-3/4% secured discount notes..............       --          618,518
     12-3/4% unsecured discount notes............       --           39,725
     13-1/2% subordinated notes..................       --            7,390
     Other.......................................      5,305          5,305
                                                  ----------     ----------
                                                     839,740      1,236,743
     Current maturities..........................     (5,305)      (101,413)
                                                  ----------     ----------
     Long-term debt.............................. $  834,435     $1,135,330
                                                  ==========     ==========

     MOC is the borrower under the New Credit Facility and all borrowings are fully and unconditionally guaranteed by MESA Inc. The New Credit Facility, which is secured by liens on substantially all of Mesa's assets, matures on June 30, 2003. The borrowing base for the New Credit Facility is determined based on the value of Mesa's proved oil and gas reserves. Initially the borrowing base was set at $525 million. As of November 12, 1996, the New Credit Facility supports Letters of Credit totaling $11.0 million and Mesa has $187 million of unused borrowing capacity. Borrowings bear interest, at Mesa's option, at Interbank Eurodollar rates plus 1-1/2%, CD rates plus 1-1/2%, Fed Funds rates plus 1% or the prime rate plus 1/2%. Mesa has entered into an interest rate swap for two years that fixes the interest rate on $250 million of borrowings at 7-3/4%.

     The New Credit Facility restricts, among other things, Mesa's ability to incur additional indebtedness, create liens, pay dividends, acquire stock or make investments, loans and advances.

     The 10-5/8% Senior Subordinated Notes are unsecured and mature in 2006. MOC is the issuer of such notes and such notes are fully and unconditionally guaranteed by MESA Inc. Interest is payable semiannually in cash.

     The 11-5/8% Senior Discount Notes are unsecured and mature in 2006.
MOC is the issuer of such notes and such notes are fully and unconditionally guaranteed by MESA Inc. Through June 30, 2001, interest will not accrue; however, the accreted value, as defined, of such notes will increase at a rate of 11-5/8% per year, compounded semiannually. Thereafter, through maturity, interest will be payable semiannually in cash.

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

HCLP Secured Notes
------------------

     In 1991 HCLP issued $616 million of HCLP Secured Notes in a private placement with a group of institutional lenders. On July 2, 1996, pursuant to the Recapitalization, Mesa prepaid the HCLP Secured Notes. See Note 1.
A prepayment premium, based on prevailing interest rates at the date of redemption, was due upon redemption of the HCLP Secured Notes totaling $50.9 million. Such premium is classified as an extraordinary loss from early extinguishment of debt in the third quarter of 1996 statement of operations.

Former Credit Agreement
-----------------------

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

Discount Notes
--------------

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

Subordinated Notes
------------------

     The 13-1/2% subordinated notes were unsecured and were to mature in
1999.   Interest on these notes was payable semiannually in cash. Pursuant to the Recapitalization, these notes were redeemed on August 22, 1996.

Interest and Maturities
-----------------------

     The aggregate interest payments, net of amounts capitalized, made during the nine months ended September 30, 1996 and 1995, were $139.4 million and $61.0 million, respectively. The interest payments in the nine months ended September 30, 1996 included a $42 million interest payment made on January 2, 1996, paid pursuant to the terms of the Discount Notes, in respect of the regular December 31, 1995 interest payment. Payment of approximately $39.1 million of interest expense incurred during the nine months ended September 30, 1995 was deferred under the terms of the Discount Notes until the repayment dates of the Discount Notes. Such interest is included in interest expense in the consolidated statements of operations for the nine months ended September 30, 1995.

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

     On June 7, 1996, the plaintiffs filed a separate suit against CIG and Mesa in state court in Amarillo, Texas, similarly claiming underpayment of royalties under the "favored-nations" clause, but based upon the above-described pricing-scheme to pricing-scheme comparison on a well-by-well monthly basis. The plaintiffs also claim underpayment of royalties since June 7, 1995 under the "favored-nations" clause since 1967, based upon either the pricing-scheme to pricing-scheme method or their previously alleged higher price method. Mesa believes it has several defenses to this action and intends to contest it vigorously. Mesa has not yet determined the amount of damages, if any, that would be payable if such action were determined adversely to Mesa.

     The federal court in the above-referenced first suit issued an order on July 29, 1996 which stayed the second suit pending a decision by the court on plaintiff's motion for new trial in the first suit.


Thompson
--------

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

Other
-----

     Mesa is also a defendant in other lawsuits and has assumed liabilities relating to Original Mesa and the Partnership. Mesa does not expect the resolution of these other matters to have a material adverse effect on its financial position or results of operations.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
===============================================

     This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation, the statements under "Capital Resources and Liquidity" and Notes 1 and 3 to the consolidated financial statements of Mesa regarding MESA Inc.'s ("Mesa") financial position and liquidity, its ability to make debt service payments and other matters are forward-looking statements. Although Mesa believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from Mesa's expectations ("Cautionary Statements") are disclosed in this Form 10-Q, and in Mesa's Form 10-K for the year ended December 31, 1995, including without limitation, in conjunction with the forward-looking statements included in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to Mesa or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

RESULTS OF OPERATIONS
=====================

     Mesa reported a net loss of $72.9 million in the third quarter of 1996 compared with a net loss of $32.5 million in the third quarter of 1995.
Mesa had a net loss of $67.3 million for the nine months ended September 30, 1996 compared with a net loss of $54.3 million for the same period in 1995.

     The following table presents a summary of the results of operations of Mesa for the periods indicated (in thousands):

                                     Three Months Ended   Nine Months Ended
                                        September 30        September 30
                                     ------------------  ------------------
                                       1996      1995      1996      1995
                                     --------  --------  --------  --------

     Revenues....................... $ 66,752  $ 48,967  $218,717  $170,388
     Operating and
      administrative costs..........  (31,602)  (29,075)  (84,536)  (75,218)
     Depreciation, depletion
      and amortization..............  (22,617)  (19,673)  (75,265)  (61,897)
                                     --------  --------  --------  --------
     Operating income...............   12,533       219    58,916    33,273
     Interest expense, net
      of interest income............  (25,322)  (33,481)  (92,271)  (98,493)
     Other..........................     (737)      789    25,433    10,900
                                     --------  --------  --------  --------
     Net loss before extraordinary
      item..........................  (13,526)  (32,473)   (7,922)  (54,320)
     Extraordinary loss on debt
      extinguishment................  (59,386)     --     (59,386)     --
                                     --------  --------  --------  --------
     Net income (loss).............. $(72,912) $(32,473) $(67,308) $(54,320)
                                     ========  ========  ========  ========

     Revenues
     --------

     The table below presents, for the periods indicated, the revenues, production and average prices received from sales of natural gas, natural gas liquids and oil and condensate.

                                     Three Months Ended   Nine Months Ended
                                        September 30        September 30
                                     ------------------  ------------------
                                       1996      1995      1996      1995
                                     --------  --------  --------  --------
     Revenues (in thousands):
          Natural gas............... $ 37,919  $ 24,817  $132,729  $ 93,548
          Natural gas liquids.......   21,943    16,828    65,058    53,607
          Oil and condensate........    3,981     4,987    12,828    15,554
                                     --------  --------  --------  --------
               Total................ $ 63,843  $ 46,632  $210,615  $162,709
                                     ========  ========  ========  ========

     Natural Gas Production
      (million cubic feet):
          Hugoton...................   10,724    10,504    35,778    36,181
          West Panhandle............    4,753     5,412    14,320    14,854
          Gulf Coast & Other........    4,750     1,600    13,204     5,337
                                     --------  --------  --------  --------
               Total................   20,227    17,516    63,302    56,372
                                     ========  ========  ========  ========

     Natural Gas Liquids Production
      (thousand barrels):
          Hugoton...................      794       700     2,506     2,564
          West Panhandle............      712       799     2,169     2,148
          Gulf Coast & Other........       53        10       124        39
                                     --------  --------  --------  --------
               Total................    1,559     1,509     4,799     4,751
                                     ========  ========  ========  ========

     Oil and Condensate Production
      (thousand barrels):
          Hugoton...................     --        --        --        --
          West Panhandle............       56        43       132        78
          Gulf Coast & Other........      158       275       560       866
                                     --------  --------  --------  --------
              Total.................      214       318       692       944
                                     ========  ========  ========  ========
     Average Prices:
          Natural gas (per thousand
           cubic feet).............. $   1.89  $   1.47(1)$   2.08  $   1.64(1)

          Natural gas liquids
           (per barrel)............. $  14.08  $  11.15  $  13.70  $  11.31
          Oil and condensate
           (per barrel)............. $  18.59  $  15.68  $  18.56  $  16.38

     (1) Includes $.12 and $.24 from hedging natural gas production in the third quarter of 1995 and the nine months ended September 30, 1995, respectively.

     Mesa's natural gas equivalent production was 8 percent higher in the third quarter of 1996 and 6 percent higher for the nine-month period ended September 30, 1996 as compared to the same periods in 1995. The increase in production occurred primarily in Mesa's Gulf Coast offshore properties, the area in which Mesa has refocused its exploration and development drilling efforts. Production in the Hugoton and West Panhandle fields, which comprise approximately 80% of Mesa's total equivalent production, has held steady at 1995 levels.

     Mesa's natural gas price increased 24 percent, natural gas liquids prices increased 26 percent, and oil prices increased 19 percent in the third quarter of 1996 as compared to the same period in 1995. The natural gas, natural gas liquids and oil prices for the nine-month period ended September 30, 1996 increased 27 percent, 21 percent and 13 percent, respectively, as compared to 1995.

    From time to time, Mesa hedges its natural gas production; however, in the nine-month period ended September 30, 1996, Mesa had not entered into any such hedging agreements. Amortization of deferred gains and losses from hedging activities are included in revenues when the hedged production occurs. Mesa recognized $2.3 million in the third quarter of 1995 and $13.5 million in the nine months ended September 30, 1995 of hedge gains as natural gas revenues.

     In order to mitigate the potential negative effects of volatile commodity prices, Mesa has entered into certain hedging transactions, principally NYMEX natural gas swaps and basis swaps with certain financial institutions, gas producers, and marketing companies. These swaps have the effect of fixing absolute price for specified sales volumes or fixing the difference between prices realized at the NYMEX Henry Hub delivery point and Mesa's primary Hugoton gas delivery point. In these transactions Mesa has effectively established a price of $2.26 per MCF for approximately 3 BCF of November 1996 and December 1996 Hugoton sales volumes. For the remainder of winter 1996-1997 Mesa has agreed to receive for one-third (60,000 MMBTU/day) of its Hugoton gas sales volume the settlement value for the NYMEX futures contract minus approximately $.30. Similarly, Mesa has agreed to receive a fixed discount of $.23 from NYMEX futures price for 40,000 MMBTU per day of Hugoton gas for one year beginning April 1997.

     Costs and Expenses
     ------------------

     Mesa's costs and expenses increased from $48.8 million in the third quarter of 1995 to $54.2 million for the same period in 1996. Production and other taxes were lower due to lower tax rates for Hugoton field production partially offset by higher taxes due to increased revenues. Exploration charges were greater, reflecting increased exploration activities in the Gulf of Mexico and consist primarily of three-dimensional seismic costs. General and administrative ("G&A") expenses increased due to a $5.6 million charge associated with a reduction in personnel partially offset by lower legal expenses. Depreciation, depletion and amortization ("DD&A") expense, which is calculated quarterly on a unit-of-production basis, was higher primarily due to increased production.

     Mesa's costs and expenses increased from $137.1 million to $159.8 million in the nine-month period ended September 30, 1996, compared to the same period in 1995. Lease operating expense increased primarily due to higher production costs in the West Panhandle field and higher production. Production and other taxes were higher due to increased revenues resulting from higher prices partially offset by lower tax rates for Hugoton field production. Exploration charges were greater, reflecting increased exploration activities in the Gulf of Mexico and consist primarily of exploratory dry-hole expense. G&A expenses increased due to a $9.2 million charge associated with a reduction in personnel partially offset by lower legal expenses. DD&A expense, which is calculated quarterly on a unit-of-production basis, was higher primarily due to increased production and an impairment of long-lived assets of approximately $6.8 million in accordance with the adoption of a new accounting standard (SFAS No. 121).

     Other Income (Expense)
     ----------------------

     Interest income decreased from $4.1 million and $12.2 million for the three- and nine-month periods ended September 30, 1995, respectively, to $.5 million and $7.4 million for the same periods in 1996, respectively, as a result of lower average cash balances.

     Interest expense decreased from $37.6 million and $110.7 million for the three- and nine-month periods ended September 30, 1995, respectively, to $25.8 million and $99.7 million for the same periods in 1996, respectively, as a result of lower average debt balances in the third quarter of 1996.


                                     Three Months Ended   Nine Months Ended
                                        September 30        September 30
                                     ------------------  ------------------
                                       1996      1995      1996      1995
                                     --------  --------  --------  --------

     Gains (losses) from
      investments................... $     69  $   (627) $  9,418  $  1,122
     Gains from collections
      from Bicoastal Corporation....     --       1,699     2,548     6,352
     Gain from adjustment of
      contingency reserve...........     --        --      15,000      --
     Other..........................     (806)     (283)   (1,533)    3,426
                                     --------  --------   -------  --------
        Total Other Income (Expense) $   (737) $    789   $25,433  $ 10,900
                                     ========  ========   =======  ========


     The gains (losses) from investments relate to Mesa's investments in marketable securities and energy futures contracts, which include NYMEX futures contracts, commodity price swaps and options that are not accounted for as hedges of future production. Mesa's investments in marketable securities and futures contracts are valued at market prices at each reporting date with gains and losses included in the statement of operations for such reporting period whether or not such gains or losses have been realized.

     The gains from collection of interest from Bicoastal Corporation relate to a note receivable from such company, which was in bankruptcy. Mesa's claims in the bankruptcy exceeded its recorded receivable. As of September 30, 1996, Mesa had collected the full amount of its allowed claim plus a portion of the interest due on such claims. Mesa does not expect any future amounts received from such company to be significant.

     In the second quarter of 1996, Mesa revalued certain contingencies associated primarily with contracts which were settled in the mid-to-late 1980's. As a result of the revaluation, Mesa recorded a net gain of $15 million in the second quarter of 1996.
CAPITAL RESOURCES AND LIQUIDITY
===============================

     In August of 1996, Mesa completed a recapitalization of its balance sheet by issuing new preferred equity and repaying and refinancing substantially all of its existing long-term debt (the "Recapitalization"). See Note 1 to the consolidated financial statements of Mesa included elsewhere in this Form 10-Q for a detailed discussion of the Recapitalization, which discussion is incorporated herein by reference.

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

     Mesa's strategic plan continues to focus on increasing cash flow and reducing debt in an effort to renew growth and strengthen its balance sheet.

     Management believes that cash from operating activities, together with as much as $187 million of availability under the New Credit Facility will be sufficient for Mesa to meet its debt service obligations and scheduled capital expenditures, and to fund its working capital needs, for the next several years. Notwithstanding the Recapitalization, Mesa continues to be highly leveraged.

OTHER
=====

     See Note 4 to the consolidated financial statements of Mesa included elsewhere in this Form 10-Q for information regarding the status of certain pending litigation.

     Mesa recognizes its ownership interest in natural gas production as revenue. Actual production quantities sold may be different from Mesa's ownership share of production in a given period. Mesa records these differences as gas balancing receivables or as deferred revenue. Net gas balancing underproduction represented approximately 3.3% of total equivalent production for the nine months ended September 30, 1996, compared with 2.5% during the same period in 1995. The gas balancing receivable or deferred revenue component of natural gas and natural gas liquids revenues in future periods is dependent on future rates of production, field allowables and the amount of production taken by Mesa or by its joint interest partners.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     The Company's annual meeting of stockholders was held on July 30, 1996. There were two matters submitted to the stockholders at the meeting. The results of the votes were as follows:

     1. Election of Boone Pickens, John S. Herrington and Robert L. Stillwell to serve as directors of Mesa.

                                       Votes Cast        Votes
                     Name                 For          Withheld
          ---------------------------  ----------      ---------

          Boone Pickens..............  49,347,998      6,461,881
          John S. Herrington.........  48,473,472      7,336,407
          Robert L. Stillwell........  49,214,052      6,595,827

     2. Ratification of Arthur Andersen LLP as the Company's independent public accountants for 1995.

                          Votes Cast
                    ----------------------        Number of
                        For       Against        Abstentions
                    ----------   ---------      ------------
                    51,830,832   3,746,954         232,093


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits (Asterisk indicates incorporated by reference herein)

     *2.1   -  Stock Purchase Agreement dated April 29, 1996 between MESA
               Inc. And DNR-MESA Holdings, L.P. (Exhibit 10 to Mesa's Form
               8-K dated April 29, 1996.)

     *3.1   -  Amended and Restated Articles of Incorporation of MESA Inc.
               dated December 31, 1991 (Exhibit 3[a] to Mesa's Form
               10-K dated December 31, 1991).

     *3.2   -  Statement of Resolution establishing series of notes
               designated Series A 8% Cumulative Convertible Preferred Stock and Series B 8% Cumulative Convertible Preferred Stock.
               (Exhibit 4 to Mesa's Form 8-K dated April 29, 1996).

     * 3.3 - Amended and Restated Bylaws of MESA Inc. dated July 2, 1996 (Exhibit 3.3 to Mesa's Form 10-Q dated August 13,
               1996).

     4.1*  -   Credit Agreement dated as of July 2, 1996, among Mesa
               Operating Co., as Borrower, MESA Inc. and the Banks listed as lenders in the Credit Agreement and The Chase Manhattan
               Bank, N.A., as Administrative Agent, Bankers Trust Company, as Syndication Agent, and Society Generale, Southwest Agency, as Documentation Agent (Exhibit No. 4.16 to Mesa's Form 10-Q dated August 13, 1996).

     4.2*   -  Indenture dated July 2, 1996, among Mesa Operating Co., as
               Issuer, MESA Inc., as a Guarantor, and Harris Trust and
               Savings Bank as Trustee relating to 11-5/8% Senior
               Subordinated Discount Notes Due 2006 (Exhibit No. 4.17 to
               Mesa's Form 10-Q dated August 13, 1996).

     4.3*   -  Indenture dated July 2, 1996, among Mesa Operating Co., as
               Issuer, MESA Inc., as a Guarantor, and Harris Trust and
               Savings Bank as Trustee relating to 10-5/8% Senior
               Subordinated Notes Due 2006 (Exhibit No. 4.18 to Mesa's Form
               10-Q dated August 13, 1996).

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
               for the Second Quarter 1996 Form 10-Q.

(b)  Reports on Form 8-K

     1. Current Report on Form 8-K dated August 30, 1996 regarding the election of Jon Brumley to serve as Chairman of the Board of Directors and Chief Executive Officer of Mesa, Inc.

                                 SIGNATURES
                                 ==========

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        MESA Inc.
                                                      (Registrant)



                                                /s/  Wayne A. Stoerner
                                               -----------------------------
                                                     Wayne A. Stoerner
                                                         Controller
                                               (Principal accounting officer
                                                 duly authorized to sign on
                                                  behalf of the Registrant)

Date: November 14, 1996
      -----------------

                         INDEX TO EXHIBITS
                         -----------------

Exhibit No.   Description
-----------   -----------

    27 Article 5 of Regulation S-X Financial Data Schedule for the Third Quarter 1996 Form 10-Q.

[ARTICLE]                      5
[LEGEND]                       THIS SCHEDULE CONTAINS SUMMARY FINANCIAL
                               INFORMATION EXTRACTED FROM THE MESA INC. AND
                               SUBSIDIARIES SEPTEMBER 30, 1996, FINANCIAL
                               STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY
                               BY REFERENCE TO SUCH FINANCIAL STATEMENTS
[MULTIPLIER]                   1,000

[PERIOD-TYPE]                  9-MOS
[FISCAL-YEAR-END]              DEC-31-1995
[PERIOD-END]                  SEPT 30-1996
[CASH]                              27,105
[SECURITIES]                             0
[RECEIVABLES]                       40,625
[ALLOWANCES]                         3,598
[INVENTORY]                          2,545
[CURRENT-ASSETS]                    68,903
[PP&E]                           2,001,655
[DEPRECIATION]                     938,952
[TOTAL-ASSETS]                   1,212,443
[CURRENT-LIABILITIES]               53,069
[BONDS]                            834,435
[PREFERRED-MANDATORY]                1,193
[PREFERRED]                              0
[COMMON]                               643
[OTHER-SE]                         248,042
[TOTAL-LIABILITY-AND-EQUITY]     1,212,443
[SALES]                            218,717
[TOTAL-REVENUES]                   218,717
[CGS]                                    0
[TOTAL-COSTS]                      159,801
[OTHER-EXPENSES]                    66,838
[LOSS-PROVISION]                         0
[INTEREST-EXPENSE]                  99,697
[INCOME-PRETAX]                     (7,922)
[INCOME-TAX]                             0
[INCOME-CONTINUING]                 (7,922)
[DISCONTINUED]                           0
[EXTRAORDINARY]                    (59,386)
[CHANGES]                                0
[NET-INCOME]                       (67,308)
[EPS-PRIMARY]                        (1.11)
[EPS-DILUTED]                        (1.11)