Form 10-K/A
period 1995-12-31
MESA INC
filed 1997-01-27
CIK 877930

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

                                                    MESA INC.


                                  By:            /s/ Jon Brumley
                                       ------------------------------------
Date:  January 24, 1997                             (Jon Brumley,
       ----------------                        Chief Executive Officer)
                                 ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                       Title                    Date
         ---------                       -----                    ----

/s/ Jon Brumley
-------------------------  Chief Executive Officer and      January 24, 1997
   (Jon Brumley)             Chairman of the Board of
                             Directors
                             (Principal Executive Officer)

/s/ Dennis E. Fagerstone
-------------------------  Senior Vice President and        January 24, 1997
   (Dennis E. Fagerstone)    Chief Operating Officer

/s/ Stephen K. Gardner
-------------------------  Senior Vice President and        January 24, 1997
   (Stephen K. Gardner)      Chief Financial Officer
                             (Principal Financial Officer)

/s/ Wayne A. Stoerner
-------------------------  Controller                       January 24, 1997
   (Wayne A. Stoerner)       (Principal Accounting Officer)

/s/ John S. Herrington
-------------------------  Director                         January 24, 1997
   (John S. Herrington)

/s/ Kenneth A. Hersh
-------------------------  Director                         January 24, 1997
   (Kenneth A. Hersh)

/s/ Boone Pickens
-------------------------  Director                         January 24, 1997
   (Boone Pickens)

/s/ Richard E. Rainwater
-------------------------  Director                         January 24, 1997
   (Richard E. Rainwater)

/s/ Philip B. Smith
-------------------------  Director                         January 24, 1997
   (Philip B. Smith)
/s/ Robert L. Stillwell
-------------------------  Director                         January 24, 1997
   (Robert L. Stillwell)



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



                                                    /s/ Arthur Andersen LLP
                                                    -----------------------
                                                    ARTHUR ANDERSEN LLP
Dallas, Texas
March 6, 1996(except with respect
to the matters discussed in Note 14,
as to which the date is August 8, 1996)

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

(14) Subsequent Events
     =================

Recapitalization
----------------

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

Amounts
                                                                   -------------
                                                                   (In
millions)

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

========

     See Note 4 for a description of Mesa's existing long-term debt at December 31, 1995.

     An extraordinary loss totaling approximately $59.4 million on the extinguishment of long-term debt will be recognized in the third quarter of 1996. The loss consists primarily of the $50.9 million HCLP Secured Notes prepayment premium and approximately $11.2 million of unamortized debt issuance costs and premiums associated with the debt that was repaid and refinanced, partially offset by $2.7 million in gains from cash deposits associated with the HCLP Secured Notes.

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




