Form 10-K
period 1996-12-31
MESA INC
filed 1997-03-27
CIK 877930

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

                For the fiscal year ended December 31, 1996

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                        Commission File Number 1-10874

                                  MESA Inc.
                                  =========
           (Exact Name of Registrant as Specified In Its Charter)

            Texas                                           75-2394500
            -----                                           ----------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                        Identification Number)

  1400 Williams Square West
5205 North O'Connor Boulevard
        Irving, Texas           (972) 444-9001               75039-3746
-----------------------------  -----------------             ----------
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
Common Stock, $.01 par value........................ New York Stock Exchange
Series A 8% Cumulative Convertible Preferred Stock.. New York Stock Exchange

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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Number of common shares outstanding as of the close of business on March 24, 1997: 64,279,568

    Aggregate market value of 62,686,137 common shares held by non-affiliates of Registrant at the closing price on March 24, 1997, of $6.00: approximately $376.1 million.

                     DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                 Signatures

                                   PART I

Item 1.  Business
=================

MESA
----

     MESA Inc. ("MESA" or the "Company"), is one of the largest independent oil and gas companies in the United States and has undergone a transformation over the last twelve months that positions it for renewed growth. From 1991 through 1996, significant leverage and weak commodity prices forced MESA to focus on servicing and restructuring its debt rather than expanding its business. In mid-1996, MESA completed a recapitalization (the "Recapitalization") led by Richard E. Rainwater who, along with existing shareholders, injected $265 million of equity into MESA. This equity infusion enabled MESA to substantially reduce its overall debt level and debt service requirements. The Recapitalization has enhanced MESA's ability to compete in the oil and gas industry by substantially increasing its cash flow available for investment, as well as improving its ability to attract capital.

       Having completed a successful financial turnaround, MESA's Board of Directors elected a new management team led by Jon Brumley, MESA's Chairman and Chief Executive Officer. MESA is now positioned to increase its reserve base, production and cash flows by pursuing strategic acquisitions, increasing exploration activities, exploiting its existing and acquired properties, and expanding its processing facilities to accommodate increased third party processing arrangements. MESA's highly developed, long lived reserve base provides it with a long-term stable source of cash flow to fund this strategy. As a first step, MESA has entered into an agreement to purchase all of the outstanding capital stock of Greenhill Petroleum Corporation ("Greenhill") for $270 million (the "Greenhill Acquisition") and has acquired additional condensate and natural gas liquid ("NGL") interests in the West Panhandle field of Texas from MAPCO, Inc. and affiliates ("MAPCO") for $66 million (the "Liquids Acquisition").

     MESA had approximately 1.6 Tcfe of proved reserves as of December 31, 1996 with a net present value before income taxes, discounted at 10%, of approximately $1.8 billion. Approximately 95% of MESA's estimated proved reserves are proved developed producing with an estimated reserve life in excess of 12 years. MESA operates the wells attributable to 90% of its reserves. Currently, about 95% of MESA's reserves are concentrated in the Hugoton field in southwest Kansas and the West Panhandle field in Texas. These fields are considered to be among the premier natural gas properties in the United States and are characterized by long lived reserves and stable, high margin production. MESA owns and operates all of the gas processing facilities that service its reserves in the two fields and substantially all of the gathering assets related to its Hugoton reserves. MESA also has a significant and growing presence offshore in the Gulf of Mexico where it has operated since the early 1970's. MESA currently has interests in 56 blocks in the Gulf of Mexico, covering an aggregate of approximately 141,000 net acres, much of which is covered by 3-D seismic data. The Greenhill and Liquids Acquisitions further strengthen MESA's asset base as well as provide MESA with a new core area in the inland waters of Louisiana. After giving effect to the Greenhill and Liquids Acquisitions, approximately 60% of MESA's total equivalent proved reserves will be natural gas, 30% will be NGLs and 10% will be oil and condensate. See
 "Business   Properties" and "Management's Discussion and Analysis - Capital
Resources and Liquidity."

     MESA is a holding company and conducts its operations through its subsidiaries; primarily though its direct subsidiary, Mesa Operating Co. ("MOC"). Unless the context otherwise requires, the term "MESA" means MESA Inc. and its subsidiaries taken as a whole and includes MESA's predecessors. MESA was formed as a public corporation in 1964. MESA reorganized its business as a publicly traded limited partnership in 1985 and subsequently converted back to corporate form in 1991. MESA maintains its principal offices at 1400 Williams Square West, 5205 North O'Connor Boulevard, Irving, Texas 75039-3746, where its telephone number is (972) 444-9001. At December 31, 1996 MESA employed 321 employees.

Business Strategy
-----------------

     MESA's goal is to increase shareholder value by expanding its reserve base and increasing its production and cash flow. To achieve this goal, MESA has adopted a strategy which includes the following key elements:

     Pursue Strategic Acquisitions - MESA seeks to acquire producing properties which provide one or more of the following characteristics: (i) opportunities to increase production and reserves through both exploitation and exploration activities, (ii) geographic diversity, (iii) a greater percentage of oil reserves in order to diversify MESA's current reserve and production mix and commodity price exposure and (iv) a high degree of operational control. The Greenhill Acquisition will provide MESA with 30 million barrels of oil equivalents ("MMBOE") of proved reserves and has each of these characteristics.

     Increase Exploration Efforts - MESA is increasing its exploration program to provide exposure to selected higher risk projects with higher potential rates of return such as those in the Gulf of Mexico. MESA's exploratory drilling program provides for the drilling of eight exploratory wells on its existing properties and two wells on the Greenhill properties. The 1997 exploratory drilling budget of $24 million represents a four-fold increase over 1996's $6 million expenditures.

     Exploit Assets - MESA will seek to maximize the value of its existing and acquired properties by increasing production and recoverable reserves through active exploitation activities. MESA contemplates spending approximately $86 million on exploitation activities in 1997 on approximately 100 development wells (including 22 on the Greenhill properties) and 30 recompletions (including 22 on the Greenhill properties).

     Expand Gas Processing Business - In 1997, MESA intends to spend approximately $12 million to expand and enhance the processing capabilities of its state of the art gas processing facilities in the Hugoton and West Panhandle fields. By owning and operating these processing facilities, MESA is able to retain the processing margin on the gas it produces as well as capture fees for processing gas produced by third-parties.

     Maintain Financial Flexibility - MESA intends to continue to improve its financial flexibility in order to avail itself of the optimal forms of capital required to meet the Company's growth objectives.

Subsequent Events
-----------------

     Greenhill Acquisition
     ---------------------

     On February 7, 1997, MESA entered into a stock purchase agreement with Western Mining Corporation (USA) for the acquisition of all of the outstanding capital stock of Greenhill for $270 million. The Greenhill properties, which are concentrated in four producing areas, had estimated proved reserves of 30 MMBOE as of December 31, 1996, with a net present value of estimated future net cash flows before income taxes, discounted at 10%, of approximately $300 million. These properties have had cumulative historical production of over 930 MMBOE.

     MESA believes that the Greenhill Acquisition satisfies each of the four characteristics MESA seeks in making strategic acquisitions.

     Reserve and Production Growth Opportunities - To date, MESA has identified 45 development wells and over 130 recompletion projects it plans to undertake on the Greenhill properties, including 44 projects MESA plans to initiate in 1997 and at least 25 more it expects to initiate in 1998. The Greenhill properties also have significant exploration potential, including a number of subsalt and deeper zone prospects, for which MESA plans to use the extensive 3-D seismic data that it will obtain as part of the Greenhill Acquisition.

     Geographic Diversity - The Greenhill reserves are located in the inland waters of the Louisiana Gulf Coast, the Texas Gulf Coast, offshore in the Gulf of Mexico and in the Permian Basin. As a result of the Greenhill Acquisition, the onshore Gulf Coast will become a new core area of operation for MESA.

     Oil Reserves - Greenhill's December 31, 1996, estimated proved reserves include approximately 23 million barrels ("MMBbls") of oil and condensate and 42 billion cubic feet ("Bcf") of gas. Following the Greenhill Acquisition, MESA's percentage of total reserves consisting of oil and condensate will increase from approximately 3% to approximately 10%.

     Operational Control - MESA will operate over 90% of the Greenhill properties, which include 522 producing wells, allowing MESA to control the amount and timing of capital expenditures and production.

     The closing of the Greenhill Acquisition is expected to occur on April 15, 1997, and will be financed by borrowings under the Company's bank credit facility (the "Credit Facility").

     Liquids Acquisition
     -------------------

     On February 6, 1997 MESA purchased all of MAPCO's condensate and NGL production interests in the West Panhandle field for $66 million. The Liquids Acquisition, effective as of January 1, 1997, increases MESA's interest in NGLs produced from the West Panhandle field properties that MESA operates to approximately 96%. MESA has been recovering such NGLs at its Fain plant since December 1996 and MESA believes that the Liquids Acquisition is an important step in MESA's strategic objective of expanding its NGL and gas processing business. The transaction is expected to result in 850,000 barrels ("Bbls") of additional production in 1997 and the addition of an estimated 11 MMBbls of proved reserves in 1997.

     Recent Lease Sale
     -----------------

     At the March 5, 1997 Central Gulf of Mexico lease sale, MESA was the high bidder on 4 of the 10 blocks on which it bid. MESA exposed $2.3 million and will spend $0.7 million if the Minerals Management Service ("MMS") awards all four leases to MESA. These blocks are: Eugene Island 207, South Marsh Island 120, Vermilion 206 and West Cameron 627. If the bids are approved by the MMS, MESA's offshore lease inventory, which now covers 56 blocks on nearly 141,000 net acres, would increase to 60 blocks and 158,000 net acres.

Properties
----------

     Approximately 95% of MESA's estimated proved reserves as of December 31, 1996, were concentrated in the Hugoton field of southwest Kansas and the West Panhandle field of Texas. These fields, which produce gas from depths of 3,500 feet or less, are characterized by stable, long lived, low cost production. MESA's Gulf of Mexico properties have significant exploitation and exploration potential.

     Reserves
     --------

     The following table summarizes the estimated proved reserves and estimated future cash flows associated with MESA's oil and gas properties, by major areas of operations, as of December 31, 1996, as estimated in accordance with Securities and Exchange Commission ("Commission") guidelines:

                                          MESA Properties
                           ------------------------------------------------
                                       West     Gulf of
                            Hugoton  Panhandle  Mexico   Other      Total
                           --------- --------- -------- --------  ---------

Proved reserves:
 Natural gas (MMcf)......  691,412   288,444    27,332   30,534   1,037,723
 Natural gas liquids
  (MBbls)................   45,418    42,498       120       15      88,051
 Oil and condensate
  (MBbls)................     --       3,971     2,188      704       6,863
 Natural gas
  equivalents (MMcfe)....  963,920   567,258    41,180   34,848   1,607,206
  % Developed............    99.9%     91.8%      82.1%   34.2%       95.2%
  % Natural gas..........    71.7%     50.8%      66.4%   87.6%       64.6%
Present value of future
  net cash flows, before
  income taxes,
  discounted at 10%......  $1,129.7   $611.4      $67.6   $26.9    $1,835.6
Present value of future
  net cash flows, after
  income taxes,
  discounted at 10%......    $857.8   $464.2      $51.3   $20.4    $1,393.7


     The estimates of MESA's proved reserves as of December 31, 1996 are based upon (i) the report of Williamson Petroleum Consultants, Inc. ("Williamson"), independent reserve engineers, with respect to MESA's reserves in the Hugoton and West Panhandle fields, which represents approximately 95% of MESA's total proved reserves, and (ii) the report of MESA's internal reserve engineers with respect to MESA's Gulf of Mexico and other properties. The Hugoton and West Panhandle field reserve estimates as of December 31, 1996, are qualified in their entirety by the summary reserve report of Williamson, which is filed as an exhibit to this Form 10-K.

     Information relating to MESA's proved oil and gas reserves is based upon engineering estimates. Estimates of economically recoverable oil and gas reserves and of future net revenues depend upon a number of factors and assumptions, such as historical production performance, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and gas prices, future operating costs, severance and excise taxes, development costs and workover costs, all of which may in fact vary considerably from actual future conditions. The accuracy of any reserve estimate is a function of the quality of the available data, of engineering and geological interpretation and of subjective judgment. For these reasons, estimates of the economically recoverable quantities of oil and gas reserves attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of future net revenues expected therefrom prepared by different engineers or by the same engineers at different times may vary materially. Actual production, revenues, and expenditures with respect to MESA's reserves will likely vary from estimates, and such variances may be material.

     Each year MESA files reserve estimates as of the end of the preceding fiscal year with the Energy Information Administration of the Department of Energy (the "EIA"). During 1996, MESA filed Form EIA-23, which included reserve estimates as of December 31, 1995, with the EIA. Such reserve estimates did not vary from MESA's reserve estimates at December 31, 1995, contained herein by more than 5%.

     The estimated quantities of proved oil and gas reserves, the standardized measure of future net cash flows from proved oil and gas reserves (the "Standardized Measure") and the changes in the Standardized Measure for each of the three years in the period ended December 31, 1996, are included under "Supplemental Financial Data" in the notes to the consolidated financial statements of MESA located elsewhere in this Form 10-K.

     Hugoton Field
     -------------

     The Hugoton field in southwest Kansas is one of the largest producing gas fields in the continental United States. MESA's Hugoton properties represent approximately 13% of the proved reserves in the field and are located on over 237,000 net acres, covering approximately 400 square miles. MESA's properties are concentrated in the central fairway of the field and benefit from better reservoir characteristics, including thicker productive zones, higher porosity and higher permeability than properties on the edges of the field. Management believes that, as a result, MESA's Hugoton properties will have a longer productive life and higher natural gas recoveries than properties located near the edge of the Hugoton field. MESA has working interests in approximately 1,100 wells in the Hugoton field, 950 of which it operates, and royalty interests in approximately 800 wells.
MESA owns substantially all of the gathering and processing facilities which service its production from the Hugoton field, which allows MESA to control the production, gathering, processing and sale of its gas and associated natural gas liquids to various major intrastate and interstate pipelines through its direct interconnects.

     MESA's Hugoton properties are capable of producing approximately 200 MMcf of wet gas per day (i.e., gas production at the wellhead before processing and before reduction for royalties). Substantially all of MESA's Hugoton production is processed through its Satanta plant. Production in the Hugoton field is subject to allowables set by state regulators. MESA estimates that it and other major producers in the Hugoton field produced at or near full capacity in 1996 and expects such practice to continue.

     MESA's Hugoton properties accounted for approximately 60% of its equivalent proved reserves and 62% of the present value of estimated future net cash flows determined as of December 31, 1996, in accordance with Commission guidelines. The Hugoton properties accounted for approximately 49%, 47%, and 53% of MESA's oil and gas revenues for the years ended December 31, 1996, 1995, and 1994, respectively. The percentage of revenues from the Hugoton field has been less than the percentage of equivalent proved reserves due primarily to the longer life of the Hugoton properties compared to MESA's other properties.

     MESA has invested over $78 million in capital expenditures in its Hugoton properties since 1992 to construct the Satanta Plant and related facilities, and to upgrade gathering and compression facilities, production equipment and pipeline interconnects in order to maintain production capacity and marketing flexibility. See "Production--Hugoton Field."

     West Panhandle Field
     --------------------

     The West Panhandle properties are located in the Texas panhandle. Natural gas from these properties is produced from approximately 600 wells, all of which MESA operates, on over 185,000 net acres. All of MESA's West Panhandle production is processed through MESA's Fain natural gas processing plant.

     MESA's West Panhandle reserves are owned and produced pursuant to contracts with Colorado Interstate Gas Company ("CIG"), the first of which was executed in 1928 by predecessors of both companies. An amendment to these contracts, the Production Allocation Agreement ("PAA"), allocates 77% of the production from the West Panhandle field properties to MESA and 23% to CIG, effective as of January 1, 1991. Under the associated agreements, MESA operates the wells and production equipment and CIG owns and operates the gathering system by which MESA and CIG's production is delivered to the Fain Plant. CIG also performs certain administrative functions. Each party reimburses the other for certain costs and expenses incurred for the joint account.

     As of December 31, 1996, MESA's West Panhandle properties represented approximately 35% of MESA's equivalent proved reserves, and approximately 33% of the present value of estimated future net cash flows, determined in accordance with Commission guidelines. Production from the West Panhandle properties accounted for approximately 31%, 33%, and 36% of MESA's oil and gas revenues for the years ended December 31, 1996, 1995, and 1994, respectively. MESA has identified over 100 locations that have additional production potential in new areas or deeper zones, of which MESA plans to redrill 58 in 1997 and the balance in 1998. See "Production--West Panhandle Production."

     Gulf of Mexico
     --------------

     MESA's Gulf of Mexico properties are located offshore Texas and Louisiana and represent approximately 3% of MESA's equivalent proved reserves and approximately 4% of the present value of estimated future net cash flows as determined in accordance with Commission guidelines at December 31, 1996. The Gulf of Mexico properties accounted for approximately 9%, 13% and 20% of MESA's oil and gas revenues for the years ended December 31, 1994, 1995 and 1996, respectively.

     MESA has owned and operated properties in the Gulf of Mexico since 1970. Beginning in late 1994, MESA began to direct a greater portion of its capital spending towards exploration and development in the Gulf of Mexico. Since that time, MESA has successfully completed 21 out of 24 wells adding 63 Bcfe to proved reserves. As a result, MESA's offshore production increased by approximately 50% on an thousand cubic feet of natural gas equivalent ("Mcfe") basis from 1994 to 1995, and by an additional 58% on an Mcfe basis from 1995 to 1996. MESA currently plans to drill up to seven exploratory wells on its existing properties in the remainder of 1997. Because MESA has existing production facilities offshore, it has been able to bring new wells on production quickly and at a lower cost than could be achieved otherwise. MESA currently owns interests in 56 blocks in the Gulf of Mexico, which cover an aggregate of approximately 141,000 net acres.

     The Company owns approximately 600 square miles of 3-D seismic data in and around its existing Gulf of Mexico properties. MESA plans to acquire an additional 100 square miles of 3-D seismic data covering these properties in 1997. After the procurement of additional 3-D seismic data, MESA will have 3-D seismic data covering approximately 90% of its existing Gulf of Mexico properties. Application of 3-D seismic technology to MESA's Gulf of Mexico acreage represents a significant future opportunity to increase reserves and cash flow through exploratory and development drilling.

     MESA currently anticipates spending approximately $53 million on currently identified development and exploration projects on its existing Gulf of Mexico properties during 1997. In 1996, MESA purchased 11 blocks covering 57,340 gross (39,685 net) acres in the Gulf of Mexico. MESA paid $1.7 million for its share of the 11 blocks, 6 of which are located in areas where MESA has producing interests. MESA was apparent high bidder on four blocks covering 17,500 acres in the March 1997 federal lease sale in the Gulf of Mexico, but there can be no assurance that MESA will be awarded these blocks by the MMS. MESA will spend approximately $0.7 million if the MMS awards all four leases to MESA.

     See "Drilling Prospects" for a discussion of MESA's drilling activities since year end.

     Other
     -----

     MESA's other producing properties are located in the Rocky Mountain area of the United States, which accounted for less than 1% of MESA's total production in 1996.

Production
----------

     MESA's Hugoton and West Panhandle fields are both mature reservoirs that are substantially developed and have long life production profiles. Natural gas production is subject to numerous state and federal laws and Federal Energy Regulatory Commission (the "FERC") regulations. See "Regulation and Prices" below. Certain other factors affecting production in MESA's various fields are discussed in greater detail below.

     Hugoton Field
     -------------

     The Kansas Corporation Commission (the "KCC") is the state regulatory agency that regulates oil and gas production in Kansas. The KCC is responsible for the determination of market demand (allowables) for the Hugoton field and the allocation of allowables among the more than 9,000 wells in the field.

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

     Generally, fieldwide allowables are influenced by overall gas market supply and demand in the United States as well as specific nominations for gas from the parties who produce or purchase gas from the field. Since 1987, fieldwide allowables have increased in each year except 1991. The total Hugoton field allowable in 1996 was 600 Bcf of wellhead gas. MESA's share of the field allowable averaged 13% in 1996.

     MESA's net Hugoton field production decreased to approximately 67 Bcfe in 1996 compared with 70 Bcfe in 1995 as a result of equipment maintenance in 1996. MESA expects its Hugoton field production will decline slightly from 1996 levels each year through 1998. Beginning in 1999, MESA expects annual production declines due to normal depletion.

     West Panhandle Field
     --------------------

     MESA's production of wellhead gas from the West Panhandle field is governed by the PAA and other contracts with CIG. MESA was contractually limited to take wellhead gas production up to a maximum of 32 Bcf in 1996, but actually took only 27 Bcf primarily due to a weather-related decrease in demand in 1996. Beginning in 1997, MESA is not subject to annual contractual production limitations and will have the right to take and market as much gas as it can produce, subject to specific CIG seasonal and daily entitlements as provided for under the contracts. Assuming continuation of existing economic and operating conditions, MESA expects production from its existing West Panhandle properties will be 37 Bcf of wellhead gas in 1997.

     See "-- Production Allocation Agreement" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" located elsewhere in this Form 10-K.

Natural Gas Processing
----------------------

     Through its natural gas processing plants, MESA extracts raw NGLs and crude helium from the wellhead natural gas stream. The NGLs are then transported and fractionated into their constituent hydrocarbons such as ethane, propane, normal butane, isobutane, and natural gasolines. The NGLs and helium are then sold pursuant to contracts providing for market-based prices.

     MESA processes its natural gas production for the extraction of NGLs and helium to enhance the market value of the gas stream. In recent years MESA has made substantial capital investments to enhance its natural gas processing and helium extraction capabilities in the Hugoton and West Panhandle fields. MESA owns and operates its processing facilities, which allows MESA to (i) capture the processing margin, as third-party processing agreements generally available in the industry result in retention of a significant portion of the processing margin by the contract processor, (ii) control the quality of the residue gas stream, permitting it to deliver gas directly to pipelines for sales to local distribution companies, marketing companies, and end users, and (iii) realize value from premium products such as crude helium. MESA believes that the ability to control its production stream from the wellhead through its processing facilities to disposition at central delivery points enhances its marketing opportunities and competitive position in the industry.

     Satanta Natural Gas Processing Plant
     ------------------------------------

     The Satanta Plant was built in 1993 and has the capacity to process 250 MMcf of natural gas per day, enabling MESA to extract NGLs from substantially all of the gas produced from its Hugoton field properties as well as third party producers' gas. The Satanta Plant also has the ability to extract helium from the gas stream. In 1996 the Satanta Plant averaged 193 MMcf per day of inlet gas and produced a daily average of 10.6 MBbls of NGLs, 1,027 Mcf of crude helium, and 144 MMcf of residue natural gas.

     In November 1996 MESA commenced a natural gas processing alliance with Anadarko Petroleum Corporation ("Anardarko") and Western Resources Mid-Continent Market Center which provides for MESA to process up to 55 MMcf per day of Anadarko's gas at MESA's Satanta Plant. Such agreement filled excess capacity at the Satanta Plant. MESA is also focusing its efforts on obtaining additional dedications of third-party natural gas to the Satanta plant and, if successful, plans to expand the plant's processing capacity.

     Fain Natural Gas Processing Plant
     ---------------------------------

     The Fain plant, which was built in the 1960s and had its most recent substantial upgrade in 1993, currently has inlet capacity of 140 MMcf per day. In 1996 the Fain plant averaged 77 MMcf per day of inlet gas and produced a daily average of 8.2 MMbls of NGLs and condensate, 20 Mcf of crude helium and 59 MMcf of residue natural gas.

     In December 1996, MESA entered into a natural gas processing agreement with CIG and MAPCO, which provides for MESA to initially process approximately 8.5 Bcf of natural gas per year of third party gas at the Fain Plant. The agreement has a primary term through December 2009. Effective January 1, 1997, MESA purchased from MAPCO and its affiliates all of their liquids attributable to the processing agreement above as well as the rights to condensate from CIG's gathering system. It is expected that this purchase will increase MESA's condensate and NGL production by approximately 850 MBbls in 1997. Such arrangements have filled excess capacity at the Fain plant. MESA plans to install a nitrogen rejection unit at the Fain plant in 1998 to improve the quality of the residue natural gas stream and increase NGL and helium recoveries.

     Other Properties
     ----------------

     MESA's non-oil and gas tangible properties include buildings, leasehold improvements, and office equipment, primarily in Amarillo and Irving, Texas, and certain other assets. Non-oil and gas tangible properties represent approximately 1% of the net book value of MESA's properties.

Sales and Marketing
-------------------

     Following the processing of wellhead gas, MESA sells the dry (or residue) natural gas, helium, condensate, and NGLs pursuant to various short-term and long-term sales contracts. Substantially all of MESA's gas and NGL sales are made under short-term contracts at market prices, with the exception of certain West Panhandle field volumes. Due to a number of market forces, including the seasonal demand for natural gas, both sales volumes from MESA's properties and sales prices received vary on a seasonal basis. Sales volumes and price realizations for natural gas are generally higher during the first and fourth quarters of each calendar year.

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

     Approximately 9 Bcf per year of residue natural gas is sold to a gas utility that serves residential and commercial customers in Amarillo, Texas, under the terms of a long-term agreement dated January 2, 1993, which supersedes the original contract that was in effect since 1949. The agreement contains a pricing formula for the five-year period from 1993 through 1997 whereby 70% of the volumes sold to the gas utility are sold at fixed prices and the other 30% of volumes sold are priced at a regional market index based on spot prices plus $.10 per Mcf. The fixed portion of the price formula was $3.21 per Mcf in 1996 escalating to $3.45 per Mcf in 1997. Prices for 1998 and beyond will be determined by renegotiation. MESA provides the gas utility with peaking service, granting it the right to take, on a daily basis, residue gas attributable to 100 MMcf per day of MESA's production under the PAA. The average price received by MESA for natural gas sales to the gas utility in 1996 was $2.94 per Mcf.

     Effective January 1, 1996, MESA entered into a four-year contract with a marketing company which serves the local electric power-generation facility and various other markets within and outside Amarillo, Texas. The contract provides for the sale of MESA's West Panhandle field gas which is in excess of the volumes sold to the gas utility and other existing industrial customers. The price for gas sold under this contract is a regional market index determined monthly based on spot prices plus $0.02 per MMBtu. In 1996, MESA sold approximately 8 Bcf of residue natural gas to the pipeline for an average of $1.95 per Mcf.

     NGL and Helium Sales
     --------------------

     NGL production from both the Satanta and Fain plants are sold by component pursuant to a contractual arrangement with MAPCO, a major transporter and marketer of NGLs, through 2008 at the greater of Midcontinent or Gulf of Mexico prices at the time of sale. Crude helium is sold to an industrial gas company under a long-term agreement that provides for annual price adjustments based on market prices.

     Major Customers
     ---------------

     See Note 10 to the consolidated financial statements of MESA located elsewhere in this Form 10-K for information on sales to major customers.

Production Costs
----------------

     The table below presents MESA's total production costs (lease operating expenses and production and other taxes) by area of operation for each of the last three years ended December 31 (in thousands, except per Mcf of natural gas equivalent data):

                                1996             1995             1994
                          ---------------- ---------------- ----------------
                           Total  Per Mcfe  Total  Per Mcfe  Total  Per Mcfe
                          ------- -------- ------- -------- ------- --------
Lease Operating Expense:
   Hugoton............... $13,545  $ .20   $12,703  $ .18   $12,549  $ .17
   West Panhandle........  28,896    .75    25,989    .67    26,910    .60
   Gulf of Mexico........  10,476    .46     9,848    .68    11,136   1.15
   Other.................   1,530   3.79       907   2.57       623   2.00
                          -------          -------          -------
                           54,447    .42    49,447    .40    51,218    .40
                          -------          -------          -------
Production and Other
  Taxes:
   Hugoton...............  16,297    .24    15,004    .21    17,505    .24
   West Panhandle........   3,472    .09     3,216    .08     3,099    .07
   Gulf of Mexico........      19    .00        34    .00        68    .01
   Other.................     283    .70       149    .42       634   2.04
                          -------          -------          -------
                           20,071    .16    18,403    .15    21,306    .17
                          -------          -------          -------
Total Production Costs... $74,518  $ .58   $67,850  $ .55   $72,524  $ .57
                          =======          =======          =======

     MESA's lease operating expenses consist of lease maintenance, gathering and processing costs and have a significant fixed-cost component. As a result, the production cost per Mcfe in the table above is affected by changes in the volume of oil and gas produced. Production tax rates in Kansas, where MESA's Hugoton field properties are located, are assessed on wellhead value. These rates were reduced from 6% in 1994 to 5% in 1995 and 5% in the first half of 1996 and 4.33% in the last half of 1996.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operating."

Net Margins
-----------

     The table below presents MESA's net margin (revenue less production costs) by area of operation for each of the years ended December 31 (in thousands, except per Mcf of natural gas equivalent data):

                                1996             1995             1994
                          ---------------- ---------------- ----------------
                           Total  Per Mcfe  Total  Per Mcfe  Total  Per Mcfe
                          ------- -------- ------- -------- ------- --------

Hugoton................  $122,345  $1.83   $81,490  $1.16   $92,888  $1.28
West Panhandle.........    62,138   1.62    43,904   1.13    51,406   1.16
Gulf of Mexico.........    52,333   2.29    20,323   1.40     8,913    .92
Other..................       160    .40     2,330   6.62     1,796   5.79

     Drilling Activities
     -------------------

     The following table shows the results of MESA's drilling activities for the last five years:

                     1996        1995        1994       1993         1992
                 ----------- ----------- ----------- ----------- -----------
                 Gross  Net  Gross  Net  Gross  Net  Gross  Net  Gross  Net
                 ----- ----- ----- ----- ----- ----- ----- ----- ----- -----
Exploratory
 Wells:
  Productive....     1   1.0     1    .3   --    --    --    --      5   4.1
  Dry...........   --    --      4   4.0   --    --      1   1.0     1    .4
Development
 Wells:
  Productive....    48  35.5    20  14.0    31  24.5    43  29.1    22  16.5
  Dry...........   --    --     --   --      1    .8   --    --    --    --
                 ----- ----- ----- ----- ----- ----- ----- ----- ----- -----
    Total.......    49  36.5    25  18.3    32  25.3    44  30.1    28  21.0
                 ===== ===== ===== ===== ===== ===== ===== ===== ===== =====

     MESA's net interests in certain wells drilled in the Gulf of Mexico blocks are subject to a net profits interest owned by the MESA Offshore Trust.

     At December 31, 1996, MESA was participating in the drilling of 2 gross (.9 net) wells.

Drilling Prospects
------------------

     Phase II drilling began at East Cameron 322/323 (MESA 100%) in late January 1997 on the first of five development wells. Three wells have been drilled and cased for completion after encountering multiple oil and gas sands between 3,700 and 5,300 feet. Drilling operations are in progress on the fourth well. East Cameron 322/323 is a mature field that began production for MESA in 1975, and has benefited from application of new exploration and drilling technology to identify and develop remaining reserves. MESA successfully completed Phase I of East Cameron 322/323 in 1995. The completion phase of Phase II of the program should be concluded by the end of the second quarter.

     Drilling began at Vermilion 348 (MESA 75%) in early January 1997. This well tested objectives to a depth of 14,900 feet on the northeast flank of a salt dome. It logged 170 net feet of sand, but found an insufficient accumulation of hydrocarbons to support commercial development. The well was consequently plugged and abandoned. Findings are being incorporated into MESA's 3-D seismic interpretation to evaluate remaining potential on the lease.

     At the March 5, 1997 Central Gulf of Mexico lease sale, MESA was high bidder on 4 of 10 blocks. The company exposed $2.3 million and will spend $0.7 million if the Minerals Management Service (MMS) awards all 4 leases to MESA. These blocks are: Eugene Island 207, South Marsh Island 120, Vermilion 206 and West Cameron 627. If the bids are approved by the MMS, MESA's offshore lease inventory, which now covers 56 blocks on nearly 141,000 net acres, would increase to 60 blocks and 158,000 net acres.

Producing Acreage and Wells, Undeveloped Acreage
------------------------------------------------

     MESA's interest in oil and gas acreage held by production, producing wells and undeveloped oil and gas acreage as of December 31, 1996, is set forth in the following table:

                             Producing        Producing     Undeveloped
                              Acreage           Wells         Acreage
                          ----------------  -------------  ----------------
                           Gross     Net    Gross    Net    Gross     Net
                          -------  -------  ----- -------  -------  -------
Onshore U.S.:
     Kansas.............. 258,801  231,312  1,432   990.0    5,880    5,880
     Texas............... 241,218  185,550    616   463.9      480      156
     Wyoming.............  11,477    4,365      2     --    14,570    9,035
     North Dakota........   4,661    3,532     20     3.8    3,771    2,488
     Other...............   2,564    2,142     13     1.3   16,123    6,518
                          -------  -------  ----- -------  -------  -------
        Total Onshore.... 518,721  426,901  2,083 1,459.0   40,824   24,077
                          -------  -------  ----- -------  -------  -------
Offshore U.S.:
     Louisiana...........  82,024   45,180    192    43.4   48,750   30,783
     Texas...............  73,808   18,848     68    12.4   46,080   46,080
                          -------  -------  ----- -------  -------  -------
        Total Offshore... 155,832   64,028    260    55.8   94,830   76,863
                          -------  -------  ----- -------  -------  -------
Grand Total.............. 674,553  490,929  2,343 1,514.8  135,654  100,940
                          =======  =======  ===== =======  =======  =======

     MESA has interests in 2,167 gross (1,492.7 net) producing gas wells and 176 gross (22.1 net) producing oil wells in the United States. MESA also owns approximately 84,722 net acres of producing minerals and 43,568 net acres of nonproducing minerals in the United States.

Organizational Structure
------------------------

     MESA owns and operates its oil and gas properties and other assets through its direct subsidiary and indirect subsidiaries. Its direct wholly owned subsidiary is Mesa Operating Co. ("MOC").


     MOC
     ---

     At December 31, 1996, MOC owned all of MESA's oil and gas properties in the Hugoton field of Kansas, West Panhandle field of Texas and MESA's interests in the Gulf of Mexico and the Rocky Mountain area.

     MOC is MESA's principal operating subsidiary. Most of MESA's employees are employed by MOC, and MOC is generally responsible for all of MESA's operations, administration, and marketing.

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

     MESA is one of the largest owners of natural gas reserves in the United States. Production from MESA's properties can be delivered to a substantial portion of the major metropolitan markets in the United States through numerous pipelines and other purchasers. MESA is not dependent upon any single purchaser or small group of purchasers.

        MESA believes that its competitive position is enhanced by its substantial long-life reserve holdings and related deliverability, its flexibility to sell such reserves in a diverse number of markets, and its ability to produce its reserves at a low cost. MESA further believes that its competitive position is affected by, among other things, price, contract terms and quality of service.

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

Regulation and Prices
---------------------

     MESA's operations are affected from time to time in varying degrees by political developments and federal, state, and local laws and regulations. In particular, oil and gas production operations and economics are affected by taxes, conservation, safety, environmental, and other laws relating to the petroleum industry, by changes in such laws and by constantly changing administrative regulations.

     FERC Regulation
     ---------------

     The FERC has recently required interstate pipeline companies to "unbundle" their services. To the extent a pipeline company or its sales affiliate makes gas sales as a merchant in the future, it does so pursuant to private contracts in direct competition with all other sellers, such as MESA. In recent years the FERC also has pursued a number of other policy initiatives which could significantly affect the marketing of natural gas. Several of these initiatives are intended to enhance competition in natural gas markets, although some, such as "spin-downs," may have the adverse effect of increasing the cost of doing business on some in the industry. As to all of these recent FERC initiatives, the on-going, or, in some instances, preliminary evolving nature of these regulatory initiatives makes it impossible at this time to predict their ultimate impact on MESA's business.

     State and Other Regulation
     --------------------------

     All of the jurisdictions in which MESA owns producing oil and gas properties have statutory provisions regulating the exploration for and production of crude oil and natural gas. Such regulations require permits for drilling wells, drilling and operating bonds, and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. Such states also have statutes addressing conservation matters including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells.

     State regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, non-discriminatory take requirements, but does not generally entail rate regulation. Natural gas gathering has received greater regulatory scrutiny at both the state and federal levels. For example, Oklahoma recently enacted a prohibition against discriminatory gathering rates, and certain Texas and Kansas regulatory officials have expressed interest in evaluating similar rules in their respective states.

     Federal Royalty Matters
     -----------------------

     By a letter dated May 3, 1993, directed to thousands of producers holding interests in federal leases, the United States Department of the Interior (the "DOI") announced its interpretation of existing federal leases to require the payment of royalties on past natural gas contract settlements which were entered into in the 1980s and 1990s to resolve, among other things, take-or-pay and minimum take claims by producers against pipelines and other buyers. The DOI's letter set forth various theories of liability, all founded on the DOI's interpretation of the term "gross proceeds" as used in federal leases and pertinent federal regulations. In an effort to ascertain the amount of such potential royalties, the DOI sent a letter to producers on June 18, 1993, requiring producers to provide all data on all natural gas contract settlements, regardless of whether gas produced from federal leases was involved in the settlement. MESA received a copy of this information demand letter. In response to the DOI's action, in July 1993 various industry associations and others filed suit in the United States District Court for the Northern District of West Virginia seeking an injunction to prevent the collection of royalties on natural gas contract settlement amounts under the DOI's theories. The lawsuit, styled "Independent Petroleum Association v. Babbitt," was transferred to the United States District Court in Washington, D.C. On June 14, 1995, the Court issued a ruling in this case holding that royalties are payable to the United States on gas contract settlement proceeds in accordance with the Minerals Management Service's May 3, 1993, letter to producers. The D.C. Circuit Court of Appeals, on August 27, 1996, issued a decision in favor of the producers. The DOI's claim in a bankruptcy proceeding against a producer based upon an interstate pipeline's earlier buy-out of the producer's gas sale contract was rejected by the Federal Bankruptcy Court in Lexington, Kentucky, in a proceeding styled "Century Offshore Management Corp.". While the facts of the Court's decision do not involve all of the DOI's theories, the Court found on those at issue that DOI's theories were without legal merit, and the Court's reasoning suggests that the DOI's other claims are similarly deficient. This decision was upheld in the District Court and is now on appeal in the Sixth Circuit Court of Appeals. Because the "Independent Petroleum Association v. Babbitt" decision has been appealed, and because of the complex nature of the calculations necessary to determine potential additional royalty liability under the DOI's theories, it is impossible to predict what, if any, additional or different royalty obligation the DOI may assert or ultimately be entitled to recover with respect to any of MESA's prior natural gas contract settlements.

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

     The Oil Pollution Act of 1990 ("OPA") and regulations thereunder impose a variety of regulations on "responsible parties" (which include owners and operators of offshore facilities) related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. In addition, OPA imposes ongoing requirements on responsible parties, including proof of financial responsibility to cover at least some costs in a potential spill. On August 25, 1993, the Minerals Management Service (the "MMS") published an advance notice of its intention to adopt a rule under OPA that would require owners and operators of offshore oil and gas facilities to establish $150 million in financial responsibility. On October 19, 1996, President Clinton signed legislation that amended the OPA and lowered the financial responsibility to $35 million.

     Under current federal regulations concerning offshore operations, the MMS is authorized to require lessees to post supplemental bonds to cover their potential leasehold abandonment costs. By letter dated November 9, 1995, MESA was advised by the MMS that it does not qualify for a waiver from supplemental bond requirements and that MESA may be required to post supplemental bonds covering its potential obligations with respect to offshore operations. MESA Inc. executed a guaranty of abandonment liability (areawide) with the MMS on April 26, 1996, in satisfaction of these obligations.

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

     The federal court in the above-referenced first suit issued an order on July 29, 1996 which stayed the state suit pending a decision by the court on plaintiff's motion for new trial.

     Based on the jury verdict and final judgment, MESA does not expect the ultimate resolution of either of these lawsuits to have a material adverse effect on its financial position or results of operations.

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

    In February 1997, MESA entered a settlement agreement with Seagull whereby MESA has been released from all claims associated with the third-party claims.

Shareholder Litigation
----------------------

     On July 3, 1995, Robert Strougo filed a class action and derivative action in the District Court of Dallas County, Texas, 160th Judicial District, against T. Boone Pickens, Paul W. Cain, John L. Cox, John S. Herrington, Wales
H. Madden, Jr., Fayez S. Sarofim, Robert L. Stillwell, and J. R. Walsh, Jr. (the "Director Defendants"), each of whom is a present or former director of MESA. The class action is purportedly brought on behalf of a class of MESA shareholders and alleges, inter alia, that the Board infringed upon the suffrage rights of the class and impaired the ability of the class to receive tender offers by adoptions of the shareholder rights plan. The lawsuit is also brought derivatively on behalf of MESA and alleges, inter alia, that the Board breached fiduciary duties to MESA by adopting the shareholder rights plan and by failing to consider the sale of MESA. The lawsuit seeks unspecified damages, attorneys' fees, and injunctive and other relief. Two other lawsuits filed by Herman Krangel, Lilian Krangel, Jacquelyn A. Cady, and William A. Montagne, Jr., in the District Court of Dallas County have been consolidated into this lawsuit. A third lawsuit filed by Deborah M. Eigen and Adele Brody as a derivative lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, intervened in this lawsuit.

    On February 5, 1996, the Court denied Defendants' Motion to Dismiss. A trial date has been set for September 15, 1997. The case has been stayed pending a Special Litigation Committee investigation by MESA to decide whether the case should be dismissed.

     Other
     -----

     MESA is also a defendant in other lawsuits and has assumed liabilities relating to its predecessors. MESA does not expect the resolution of any of these matters to have a material adverse effect on its financial position or results of operations.

     Contingencies
     -------------

     See Note 9 to the consolidated financial statements of MESA included elsewhere in this Form 10-K for discussion of the above legal proceedings and the estimated effect, if any, on MESA's results of operations and financial position.

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

     None.


                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters
======================================================================

     The following table sets forth, for the periods indicated, the high and low closing prices for MESA's common stock as reported by the New York Stock
Exchange:

                                                            Common Stock
                                                           --------------
                                                            High     Low
                                                           ------   ------
1997:
     First Quarter (through March 24, 1997)............... $6-1/2   $5

1996:
     First Quarter........................................ $4       $2-5/8
     Second Quarter.......................................  5-1/2    2-5/8
     Third Quarter........................................  5-1/2    2-7/8
     Fourth Quarter.......................................  5-1/2    4

1995:
     First Quarter........................................ $6-1/8   $4-5/8
     Second Quarter.......................................  6-1/8    3-1/2
     Third Quarter........................................  5-1/2    3-7/8
     Fourth Quarter.......................................  4-7/8    3

----------
* MESA's common stock is listed on the New York Stock Exchange under the symbol MXP. At December 31, 1996, there were 64,279,568 common shares outstanding.

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

     At March 24, 1997, there were 20,006 record holders of MESA's common shares.


Item 6.  Selected Financial Data
================================

     The following table sets forth selected financial information of MESA as of the dates or for the periods indicated. This table should be read in conjunction with the consolidated financial statements of MESA and related notes thereto included elsewhere in this Form 10-K.
                           As of or for the Years Ended December 31
                 ----------------------------------------------------------
                    1996        1995        1994        1993        1992
                 ----------  ----------  ----------  ----------  ----------
                           (in thousands, except per share data)

Revenues........ $  311,411  $  234,959  $  228,737  $  222,204  $  237,112
                 ==========  ==========  ==========  ==========  ==========
Operating income $   96,688  $   47,965  $   28,683  $   22,012  $   26,221
                 ==========  ==========  ==========  ==========  ==========
Net loss from
 continuing
 operations
 attributable
 to common...... $   (1,183) $  (57,568) $  (83,353) $ (102,448) $  (89,232)
                 ==========  ==========  ==========  ==========  ==========
Net loss from
 continuing
 operations per
 common share... $     (.02) $     (.90) $    (1.42) $    (2.61) $    (2.31)
                 ==========  ==========  ==========  ==========  ==========
Total assets.... $1,213,879  $1,486,824  $1,483,959  $1,533,382  $1,676,523
                 ==========  ==========  ==========  ==========  ==========
Long-term debt,
 including
 current
 maturities..... $  808,077  $1,236,743  $1,223,293  $1,241,294  $1,286,155
                 ==========  ==========  ==========  ==========  ==========

     Net loss from continuing operations for 1996 excludes an extraordinary loss on debt extinguishment of $59.4 million and includes dividends on preferred stock of $9.5 million.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
===========================================================================

Disclosure Regarding Forward-Looking Statements
-----------------------------------------------

     This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements other than statements of historical facts included in this Form 10-K, including without limitation, the statements under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" and Notes 2 and 4 to the consolidated financial statements of MESA regarding MESA's financial position and liquidity, oil and gas production levels, acquisition, exploitation, exploration and other growth plans, its ability to make debt service payments and other matters are forward-looking statements. Although MESA believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from MESA's expectations ("Cautionary Statements") are disclosed in this Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-K. All subsequent written and oral forward-looking statements attributable to MESA or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Subsequent Events
-----------------

     On February 7, 1997, MESA entered into a stock purchase agreement to purchase 100% of the outstanding capital stock of Greenhill for a total purchase price of $270 million. The closing of the Greenhill Acquisition is expected to occur on April 15, 1997. The Greenhill Acquisition will be accounted for under the purchase method of accounting. However, because the purchase agreement provides for an effective date of January 1, 1997, MESA will receive the benefits of all Greenhill production and cash flow from the effective date to the closing date as part of the assets acquired. Under the purchase agreement, MESA will pay interest on the $270 million purchase price (less the $15 million deposit) at an annual rate of 10% from the effective date to the closing date. The purchase price is subject to adjustment for certain title and environmental matters.

     On February 6, 1997, MESA purchased all of MAPCO's condensate and natural gas liquids production in the West Panhandle field for $66 million, effective as of January 1, 1997. The Liquids Acquisition has been accounted for under the purchase method of accounting.

For additional discussion of these acquisitions, see "Business -- Subsequent Events."

Results of Operations
---------------------

     The following table presents a summary of the results of operations of MESA for the years indicated:

                                                Years Ended December 31
                                            -------------------------------
                                              1996       1995       1994
                                            ---------  ---------  ---------
                                                     (in thousands)

     Revenues.............................. $ 311,411  $ 234,959  $ 228,737
     Operating and administrative costs....  (111,422)  (101,203)  (106,330)
     Depreciation, depletion and
       amortization........................  (103,301)   (85,791)   (93,724)
                                            ---------  ---------  ---------
     Operating income......................    96,688     47,965     28,683
     Interest expense, net of
       interest income.....................  (113,386)  (132,708)  (131,300)
     Other.................................    25,037     27,175     19,264
                                            ---------  ---------  ---------
     Net income(loss) before
       extraordinary item.................. $   8,339  $ (57,568) $ (83,353)
     Extraordinary loss on debt
       extinguishment......................   (59,386)       --         --
                                            ---------  ---------  ---------
       Net loss............................ $ (51,047) $ (57,568) $ (83,353)
                                            =========  =========  =========

     Revenues, Production and Average Price Data
     -------------------------------------------

     The table below presents, for the years indicated, the revenues, production and average prices received from sales of natural gas, natural gas liquids and oil and condensate.

                                                 Years Ended December 31
                                               ----------------------------
                                                 1996      1995      1994
                                               --------  --------  --------
     Revenues (in thousands):
          Natural gas......................... $184,595  $129,534  $139,580
          Natural gas liquids.................   97,561    75,321    72,771
          Oil and condensate..................   18,180    19,594     7,877
          Helium and other....................   11,075    10,510     8,509
                                               --------  --------  --------
               Total.......................... $311,411  $234,959  $228,737
                                               ========  ========  ========
     Natural Gas Production (MMcf):
          Hugoton.............................   46,821    48,871    51,986
          West Panhandle......................   19,268    20,357    22,983
          Gulf of Mexico......................   17,909     8,073     7,359
          Other...............................        3        11        11
                                               --------  --------  --------
               Total..........................   84,001    77,312    82,339
                                               ========  ========  ========
     Natural Gas Liquids Production (MBbls):
          Hugoton.............................    3,315     3,524     3,430
          West Panhandle......................    2,978     2,994     3,423
          Gulf of Mexico......................      163        48        53
          Other...............................        4         5         5
                                               --------  --------  --------
               Total..........................    6,460     6,571     6,911
                                               ========  ========  ========
     Oil and Condensate Production (MBbls):
          Hugoton.............................     --        --        --
          West Panhandle......................      211       118       164
          Gulf of Mexico......................      665     1,025       337
          Other...............................       63        52        45
                                               --------  --------  --------
               Total..........................      939     1,195       546
                                               ========  ========  ========

                                                      Year Ended December 31
                                                      ----------------------
                                                       1996    1995    1994
                                                      ------  ------  ------
     Weighted average sales price:
          Natural gas (per Mcf)
               Hugoton............................... $ 2.06  $ 1.32  $ 1.57
               West Panhandle........................   2.23    1.83    1.80
               Gulf of Mexico .......................   2.58    1.59    1.81
               Other.................................    .77     .54    1.29
                                                      ------  ------  ------
                    Average*......................... $ 2.19  $ 1.65  $ 1.67
                                                      ======  ======  ======
          Natural gas liquids (per Bbl)
               Hugoton............................... $14.60  $10.76  $10.03
               West Panhandle........................  16.06   12.33   11.06
               Gulf of Mexico........................  15.51   11.37   11.52
               Other.................................  13.96    8.77    8.58
                                                      ------  ------  ------
                    Average.......................... $15.21  $11.48  $10.55
                                                      ======  ======  ======
          Oil and condensate (per Bbl)
               Hugoton............................... $ --    $ --    $ --
               West Panhandle........................  18.74   14.13   13.38
               Gulf of Mexico........................  19.95   16.57   15.18
               Other.................................  20.07   16.48   14.43
                                                      ------  ------  ------
                    Average.......................... $19.39  $16.32  $14.58
                                                      ======  ======  ======

     * Includes the effects of hedging activities. See "Natural Gas Prices" below.

     Total revenues from sales of natural gas, NGLs and oil and condensate increased from 1995 to 1996 primarily due to increased prices received in 1996. The increase in total revenues from sales of natural gas, NGL, and oil and condensate from 1994 to 1995 is primarily attributable to increased oil and condensate production in 1995, increased liquids prices in 1995 and approximately $12.7 million of natural gas hedge gains recognized in 1995. These factors offset the decrease in natural gas and natural gas liquids production and the lower market prices for natural gas production in 1995.

Natural Gas Revenues
--------------------

     Natural gas revenues increased by 42% from 1995 to 1996. Average prices were significantly higher in 1996 than in 1995. The average price received for market price-based production was $.81 per Mcf, or 61%, higher in 1996 than in 1995. MESA's hedge losses decreased the reported prices for such production by $.02 per Mcf in 1996. The higher market prices in 1996 were the result of increased demand primarily due to a colder than normal 1995/1996 winter. Natural gas production from the Gulf of Mexico increased 122% from 1995 to 1996 due to the South Marsh Island drilling program. Natural gas revenues decreased by 7% from 1994 to 1995. In 1995 production was lower in both the Hugoton and West Panhandle fields due to timing and duration of equipment maintenance and weather-related reduction in demand, respectively. Average natural gas prices were slightly lower in 1995 than in 1994. The average price received for market price-based production was $.22 per Mcf, or 14%, lower in 1995 than in 1994. MESA's hedge gains increased the reported prices for such production by $.20 per Mcf in 1995. The lower market prices in 1995 were a function of a surplus supply of natural gas. (See "Natural Gas Prices" below.)

NGL Revenues
------------

     NGL revenues increased by 29% from 1995 to 1996. Average prices in 1996 were 32% higher than in 1995 due to improved market conditions. The increase in prices was partially offset by a 2% decline in production. NGL revenues increased by 4% in 1995 compared to 1994. Hugoton field NGL production was slightly higher despite lower natural gas production reflecting improved yields from the Satanta Plant. West Panhandle field NGL production decreased in 1995 in proportion to the lower natural gas production. The lower production was offset by higher average prices in 1995 due to improved market conditions for NGLs.

Oil and Condensate Revenues
---------------------------

     Oil and condensate revenues were slightly lower in 1996 than in 1995. Oil production in the Gulf of Mexico was down 35% due to natural oil production decline from the successful drilling in 1994. The production decrease was offset by an increase of 19% in average prices received in 1996 than 1995 due to improved market conditions. Oil and condensate revenues increased approximately 150% from 1994 to 1995. Gulf of Mexico production increased in late 1994 due to successful drilling results. Average oil and condensate prices were also higher in 1995 by $1.74 per Bbl.

     Natural Gas Prices
     ------------------

     Substantially all of MESA's natural gas production is sold under short or long-term sales contracts. The following table shows MESA's natural gas production sold under fixed price contracts and production sold at market prices:

                                                  Years Ended December 31
                                                 --------------------------
                                                  1996      1995      1994
                                                 ------    ------    ------
Natural Gas Production (MMcf):
     Sold under fixed price contracts..........   5,198    15,212    13,935
     Sold at market prices.....................  78,803    62,100    68,404
                                                 ------    ------    ------
          Total production.....................  84,001    77,312    82,339
                                                 ======    ======    ======

     Percent sold at market prices.............     94%       80%       83%
                                                 ======    ======    ======

     In addition to its fixed price contracts, MESA will, when circumstances warrant, hedge the price received for its market-sensitive production through natural gas futures contracts, swaps and other financial instruments as well as physical sales arrangements. The following table shows the effects of MESA's fixed price contracts and hedging activities on its natural gas prices:

                                                  Years Ended December 31
                                                 --------------------------
                                                  1996      1995      1994
                                                 ------    ------    ------
Average Natural Gas Prices (per Mcf):
     Fixed price contracts.....................  $ 3.21    $ 2.12    $ 2.16

     Market prices received....................    2.14      1.33      1.55
     Hedge gains (losses)......................    (.02)      .20       .01
                                                 ------    ------    ------
          Total market prices..................    2.12      1.53      1.56
                                                 ------    ------    ------
     Total average prices......................  $ 2.19    $ 1.65    $ 1.67
                                                 ======    ======    ======

     The average natural gas prices under fixed price contracts increased in 1996 due to the expiration of certain lower priced contracts in 1995.

     Gains and losses from hedging activities are included in natural gas revenues when the applicable hedged natural gas is produced. MESA recognized losses from hedging activities of $1.8 million in 1996, and gains of $12.7 million in 1995 and $895,000 in 1994.

      Costs and Expenses
     ------------------

     MESA's aggregate costs and expenses increased by approximately 15% from 1995 to 1996. Lease operating expenses increased 10% from 1995 to 1996 due to higher production and fuel costs in the West Panhandle and Hugoton fields and slightly higher overall production. Production and other taxes increased 9% from 1995 to 1996 due to increased revenues partially offset by lower tax rates for Hugoton field production. Exploration charges in 1996 were lower than in 1995 due to a greater emphasis being placed on lower risk development drilling throughout 1996. General and administrative ("G&A") expenses increased in 1996 due to a $9.3 million charge relating to a reduction in personnel associated with the Recapitalization, partially offset by lower costs resulting from the personnel reduction and lower legal expenses. Depreciation, depletion and amortization ("DD&A") expense, which is calculated quarterly on a unit-of-production basis, was higher primarily due to a decrease in estimated reserves and an impairment of long-lived assets of approximately $6.8 million in connection with the adoption of a new accounting standard (SFAS No. 121).

     MESA's aggregate costs and expenses declined by approximately 7% from 1994 to 1995. Lease operating expenses declined marginally due to decreased production. Production and other taxes decreased 14% from 1994 to 1995 due to decreased production in the Hugoton and West Panhandle fields and lower tax rates for Hugoton field production in 1995. Exploration charges in 1995 were greater than in 1994 reflecting increased exploration activities in the Gulf of Mexico and consist primarily of exploratory dry-hole expense. G&A expenses were lower in 1995 than in 1994 primarily due to lower legal expenses and a reduction in employee benefit expenses. DD&A expense was lower in 1995 than in 1994 primarily due to lower equivalent production in 1995, oil and gas reserve increases in the Hugoton and West Panhandle fields in the fourth quarters of 1994 and 1995, and additional reserve discoveries in the Gulf of Mexico in 1994 and 1995. (See "Supplemental Financial Data" in the notes to the consolidated financial statements of MESA located elsewhere in this Form 10-K for discussion of oil and gas reserves.)

     See "Production Costs" in the business section located elsewhere in this Form 10-K.

     The table below presents MESA's total production costs (lease operating expenses and production and other taxes) by area of operation for each of the years ended December 31 (in thousands, except per Mcf of natural gas equivalent data):

                                1996             1995             1994
                          ---------------- ---------------- ----------------
                           Total  Per Mcfe  Total  Per Mcfe  Total  Per Mcfe
                          ------- -------- ------- -------- ------- --------
Lease Operating Expense:
   Hugoton............... $13,545  $ .20   $12,703  $ .18   $12,549  $ .17
   West Panhandle........  28,896    .75    25,989    .67    26,910    .60
   Gulf of Mexico........  10,476    .46     9,848    .68    11,136   1.15
   Other.................   1,530   3.79       907   2.57       623   2.00
                          -------          -------          -------
                           54,447    .42    49,447    .40    51,218    .40
                          -------          -------          -------
Production and Other
  Taxes:
   Hugoton...............  16,297    .24    15,004    .21    17,505    .24
   West Panhandle........   3,472    .09     3,216    .08     3,099    .07
   Gulf of Mexico........      19    .00        34    .00        68    .01
   Other.................     283    .70       149    .42       634   2.04
                          -------          -------          -------
                           20,071    .16    18,403    .15    21,306    .17
                          -------          -------          -------
Total Production Costs... $74,518  $ .58   $67,850  $ .55   $72,524  $ .57
                          =======          =======          =======

     Other Income (Expense)
     ----------------------

     Interest expense in 1996 was $27.5 million lower than in 1995 due to lower average aggregate debt outstanding at lower average interest rates. Average aggregate debt outstanding and average interest rates fell to $1,036.0 million and 11.34%, respectively, from $1,246.9 million and 11.64% in 1995. Interest expense in 1995 was not materially different from 1994 as average aggregate debt outstanding and average interest rates did not change materially. Non-cash interest expense representing accretion of discount on long-term debt totaled $8 million, $39 million and $79 million in 1996, 1995 and 1994, respectively.

     Interest income decreased $8.2 million from 1995 to 1996 due to lower average cash balances in 1996. Interest income increased from $13.5 million in 1994 to $15.9 million in 1995 as a result of higher average cash balances and higher average interest rates earned on these cash balances in 1995.

     Results of operations for the years 1996, 1995, and 1994 include certain items which are either non-recurring or are not directly associated with MESA's oil and gas producing operations. The following table sets forth the amounts of such items (in thousands):

                                                   Years Ended December 31
                                                  -------------------------
                                                    1996     1995     1994
                                                  -------  -------  -------
     Gains from investments...................... $ 9,418  $18,420  $ 6,698
     Gains from collections from Bicoastal
       Corporation...............................   2,548    6,352   16,577
     Gain from adjustment of contingency reserve.  15,000      --       --
     Other.......................................  (1,929)   2,403   (4,011)
                                                  -------  -------  -------
          Total other income..................... $25,037  $27,175  $19,264
                                                  =======  =======  =======

     The gains from investments relate primarily to energy futures contracts, which include New York Mercantile Exchange ("NYMEX") futures contracts, commodity price swaps and options that are not accounted for as hedges of future production. MESA's investments in marketable securities and futures contracts are valued at market prices at each reporting date with gains and losses included in the statement of operations for such reporting period whether or not such gains or losses have been realized. Gains from collections from Bicoastal Corporation represent returns on MESA's investment in Bicoastal subsequent to the confirmation of its bankruptcy plan. No additional payments from Bicoastal are expected. In the second quarter of 1996, MESA revalued certain contingencies associated primarily with contracts which were settled in the mid-to-late 1980s. As a result of the revaluation, MESA recorded a gain of $15 million in the second quarter of 1996.

     Production Allocation Agreement
     -------------------------------

     Effective January 1, 1991, MESA entered into the PAA with CIG which allocates 77% of the production from the West Panhandle field to MESA and 23% to CIG. During 1996, 1995, and 1994, MESA produced and sold 72%, 71%, and 69%, respectively, of total production from the field; the balance of field production was sold by CIG. MESA records its 77% ownership interest in natural gas production as revenue. The difference between the net value of production sold by MESA and the net value of its 77% entitlement is accrued as a gas balancing receivable. The revenues and costs associated with such accrued production are included in results of operations.

     The following table presents the incremental effect on production and results of operations from entitlement production recorded in excess of actual sales as a result of the PAA (dollars in thousands):

                                          Years Ended December 31
                                        ---------------------------
                                          1996      1995      1994
                                        -------   -------   -------

     Revenues accrued...............    $ 8,112   $ 4,260   $ 8,662
     Costs and expenses accrued.....     (2,766)   (1,576)   (3,075)
                                        -------   -------   -------
     Recorded to receivable.........      5,346     2,684     5,587
                                        -------   -------   -------
     Depreciation, depletion
       and amortization.............     (2,546)   (1,680)   (3,713)
                                        -------   -------   -------
          Total.....................    $ 2,800   $ 1,004   $ 1,874
                                        =======   =======   =======
     Production Accrued:
          Natural gas (Mmcf)........      1,734     1,155     2,386
          Natural gas liquids
            (Mbbls).................        269       171       355

     At December 31, 1996, the long-term gas balancing receivable under the PAA due from CIG was $47.9 million net of accrued costs which is included in other assets in the consolidated balance sheet. Approximately $18 million of the long-term gas balancing receivable relating to the PAA is attributable to MAPCO's interest in liquids purchased by MESA pursuant to the Liquids Acquisition. The provisions of the PAA allow for periodic and ultimate cash balancing to occur. The PAA also provides that CIG may not take in excess of its 23% share of ultimate production.

Capital Resources and Liquidity
-------------------------------

     In August of 1996, MESA completed a recapitalization of its balance sheet by issuing new equity and repaying and refinancing substantially all of its then existing long-term debt. The Recapitalization included (i) a sale by private placement of approximately 58.8 million shares of a new class of Series B Preferred Stock for $133 million to DNR-MESA Holdings L.P., a Texas limited partnership ("DNR"), whose sole general partner is Rainwater, Inc., a Texas corporation owned by Richard E. Rainwater, and (ii) the issuance to MESA's then existing stockholders of rights (the "Rights Offering") to purchase a new class of Series A Preferred Stock. The Rights Offering was substantially over subscribed and resulted in such stockholders' purchase of approximately 58.6 million shares of Series A Preferred Stock for $132 million. In addition, as part of the Recapitalization, MESA entered into the new seven-year $525 million Credit Facility with a group of banks, issued and sold $475 million of Senior Subordinated Notes consisting of $325 million of 10-5/8% Senior Subordinated Notes due in 2006 and $150 million initial accreted value of 11-5/8% Senior Subordinated Discount Notes due 2006.

     The Recapitalization enhances MESA's ability to compete in the oil and gas industry by substantially increasing its cash flow available for investment and improving its ability to attract capital. The ability to redirect cash flow to acquisition, exploitation and exploration activities and plant expansion rather than debt service allows MESA to pursue its aggressive growth strategy. Specifically, MESA's financial condition improved significantly as a result of the Recapitalization due to (i) a significant reduction in total debt outstanding (see table below), (ii) a reduction in annual cash interest expense through lower debt balances and lower interest rates, and (iii) the extension of maturities on its long-term debt.

     Mesa Operating Co., a Delaware corporation and a wholly-owned subsidiary of MESA, is the borrower under the Credit Facility and the issuer under the Senior Subordinated Notes and the Senior Discount Notes. MESA is the guarantor on the Credit Facility and on both the Senior Subordinated Notes and the Senior Discount Notes.

     The Credit Facility is secured by liens on substantially all of MESA's assets and matures on June 30, 2003. Borrowings under the Credit Facility bear interest, at MESA's option, at Interbank Eurodollar rates plus 1-1/2%, CD rates plus 1-1/2%, Fed Funds rates plus 1% or the prime rate plus 1/2%. MESA has entered into a two-year interest rate swap ending on August 28, 1996, that fixes the interest rate on $250 million of borrowings under the Credit Facility at approximately 7-3/4%. The borrowing base for the Credit Facility is determined based on the value of MESA's proved oil and gas reserves and was initially set at $525 million. The borrowing base at December 31, 1996 was $525 million and, as of such date, $319 million was outstanding under the Credit Facility. MESA currently has a commitment letter from The Chase Manhattan Bank, N.A. to amend and restate the Credit Facility to increase the total amount of the Credit Facility to $650 million in connection with the Greenhill Acquisition. Borrowings under the Credit Facility will be used to fund the Greenhill Acquisition. The Credit Facility restricts, among other things, MESA's ability to incur additional indebtedness, create liens, pay dividends, acquire stock or make investments, loans or advances.

     The amounts outstanding under the Senior Subordinated Notes and the Senior Discount Notes at December 31, 1996 were approximately $325 million and $159 million, respectively, and both the Senior Subordinated Notes and the Senior Discount Notes are unsecured and mature in 2006. The Senior Subordinated Notes bear interest at a rate of 10-5/8%, payable semiannually. The Senior Discount Notes do not accrue interest until July 1, 2001, however, the accreted value of such notes will increase at a rate of 11-5/8% compounded semiannually until such date. Beginning July 1, 2001, the Senior Discount Notes will bear interest at a rate of 11-5/8% compounded semiannually. Prior to July 1, 1999, MESA may, at its option, on any one or more occasions, redeem up to 33-1/3% of the aggregate principal amount of each of the Senior Subordinated Notes and the Senior Discount Notes at a redemption price equal to 110% of the principal amount or accreted value thereof with proceeds of equity offerings.

     The indentures governing the Senior Subordinated Notes and the Senior Discount Notes contain certain covenants that, among other things, limit the ability of MESA and its restricted subsidiaries to incur additional indebtedness and issue redeemable stock, pay dividends, make investments, make certain other restricted payments, enter into certain transactions with affiliates, dispose of assets, incur liens and engage in mergers and consolidations.

Summarized long-term debt (in thousands) and year-end interest rates are as follows:

                         December 31, 1996          December 31, 1995
                       --------------------     -----------------------
                                   Average                     Average
                                   Interest                    Interest
                        Balance      Rate          Balance       Rate
                       --------    --------     ----------     --------

Fixed Rate Debt.....   $483,772     10.95%      $1,170,307       11.7%
Variable Rate Debt..    319,000         7%          61,131        8.25%
Other...............      5,305      N/A             5,305        N/A
                       --------                 ----------
Total...............   $808,077                 $1,236,743
                       ========                 ==========

     Business Strategy
     -----------------

     A primary component of MESA's strategy is to expand its development and exploration activities. MESA has budgeted $130 million for development, exploration and gas processing in 1997, an increase of 160% over 1996 expenditures of $50 million. Of the 1997 total, $86 million is planned for development, $32 million for exploratory drilling, seismic and lease acquisition, and $12 million for gas plant and facility expansions. The 1997 budget includes work planned for the Greenhill properties. The timing of most of MESA's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, MESA has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant.

     In addition to developing its existing reserves, MESA will attempt to increase its reserve base, production and operating cash flow by engaging in strategic acquisitions of oil and natural gas properties. MESA does not have a specific acquisition budget because of the unpredictability of the timing and size of forthcoming acquisition activities. There is no assurance that MESA will be able to identify suitable acquisition candidates in the future, or that MESA will be successful in the acquisition of producing properties. Further, there can be no assurances that any future acquisitions made by the Company will be integrated successfully into the Company's operations or will achieve desired profitability objectives.

     Management believes that cash from operating activities, together with the availability under the Credit Facility will be sufficient for MESA to meet its debt service obligations and scheduled capital expenditures, to fund the Greenhill Acquisition and to fund its working capital needs for the next several years. In order to finance any possible future acquisitions, MESA will either use borrowings available under the Credit Facility or MESA may seek to obtain additional debt or equity financing in the public or private capital markets. In February 1997, MESA filed a shelf registration statement for $500 million of debt securities and/or common stock with the Commission. In addition, MESA may seek to use its equity securities as an acquisition currency. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to the financial condition and performance of MESA, and some of which will be beyond MESA's control, such as prevailing interest rates, oil, natural gas and NGL prices, the availability of properties for acquisition and other market conditions. There can be no assurance that additional debt or equity financing will be available or be available on terms attractive to MESA. In addition, the ability of MESA to incur any additional indebtedness and grant security interests with respect thereto will be subject to the terms of the Credit Facility and the indentures governing its Senior Subordinated Notes and Senior Discount Notes.

Other
-----

     See Note 8 to the consolidated financial statements of MESA included elsewhere in this Form 10-K for information regarding the status of certain pending litigation.

     In order to mitigate the potential negative effects of volatile commodity prices, MESA entered into over-the-counter commodity and natural gas basis swap agreements with financial institutions and gas marketing companies. A commodity swap has the effect of fixing the absolute price or setting a trading range for a specific product. A natural gas basis swap "fixes" the differential between MESA's physical gas delivery points and the NYMEX Henry Hub.

     Through financial swaps and fixed price sales contracts MESA fixed the price on approximately 90% of the companies first quarter 1997 natural gas production at $2.90 per MMBtu. Utilizing swaps and fixed price contracts, MESA sold 18% of its projected natural gas production at approximately $2.50 per MMBtu for the remainder of 1997. MESA sold approximately 8% of its projected natural gas liquids production at a net price of $16.68 per barrel from February 1997 through December 1997.

     Regarding the Greenhill acquisition, MESA hedged approximately 100% of its 1997 expected natural gas production at close to $2.59 per MMBtu and approximately 30% of Greenhill's projected crude oil production at approximately $22.60 per barrel. Through the use of a collar, MESA created a $19.25 floor and a $25.50 cap for approximately 20% of the 1997 expected Greenhill crude oil production. For the year 1998, MESA fixed approximately 40% of the projected Greenhill natural gas production around $2.35. With respect to the MAPCO acquisition, MESA sold approximately 100% of the crude oil and natural gas liquids at a net price of $21.00 per barrel and $18.66 per bbl, respectively, for the first three quarters of 1997.

     In addition to these hedges, MESA entered into an eight year agreement for 13,000 MMBtus of natural gas per day beginning January 1, 1997. Under this agreement, MESA will receive NYMEX Henry Hub plus $0.52 per MMBtu for the first two years and 10% of the NYMEX WTI crude oil for the remaining six years.

     In connection with acquisitions, MESA has and expects to continue to enter into hedging arrangements for all or a portion of the production on the acquired properties. For example, in connection with the Greenhill Acquisition, MESA entered into hedging arrangements with respect to 30% of 1997 oil production, 100% of 1997 natural gas production and 40% of 1998 natural gas production attributable to the Greenhill Reserves. MESA also entered into hedging arrangements with respect to the first nine months of 1997 relating to production from the MAPCO Acquisition.

     MESA intends to continue to improve its financial flexibility generated from the Recapitalization in order to avail itself of the optimal forms of capital required to meet the Company's growth objectives. MESA may pursue the exchange of its currently outstanding classes of Preferred Stock for Common Stock. Before such an exchange can occur, certain terms must be met, including, among others, the required approval of the holders of Common Stock and each class of Preferred Stock. There is no assurance that such exchange will take place or of the timing and terms of such exchange.

     Management does not anticipate that inflation will have a significant effect on MESA's operations.

Cash Flow from Operating Activities
-----------------------------------

     Net cash provided by operating activities increased 46% from 1995 to 1996 primarily as a result of sales of investments and a reduction in net loss as compared to 1995 before extraordinary, non-operating, loss on debt extinguishment. Net cash provided by operating activities increased 30% from 1994 to 1995 primarily as a result of the $43 million litigation settlement in 1994.

Item 8.  Consolidated Financial Statements and Supplementary Data
=================================================================

     The consolidated financial statements of MESA, and notes thereto, together with the report of Arthur Andersen LLP, MESA's independent public accountants, dated February 27, 1997, and supplementary data are included in this Form 10-K under Item 14 on pages F-2 through F-8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
========================================================================

     None.

                                     PART III

Item 10.  Directors and Executive Officers of the Registrant
============================================================

     Information regarding Directors and Executive Officers of MESA appears in MESA's Proxy Statement for the 1997 Annual Meeting of Stockholders ("Proxy Statement"), which is to be filed with the Commission, and such information is incorporated by reference herein.

Item 11. Executive Compensation
===============================

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

(a)(3)  Exhibits
----------------

(Asterisk indicates exhibits are incorporated by reference herein).

     *3.1   -  Amended and Restated Articles of Incorporation of MESA Inc.
               dated December 31, 1991 (Exhibit 3[a] to MESA's Form
               10-K dated December 31, 1991).

     *3.2   -  Statement of Resolution establishing Series A 8% Cumulative
               Convertible Preferred Stock and Series B 8% Cumulative
               Convertible Preferred Stock. (Exhibit 4 to MESA's Form 8-K dated April 29, 1996).

     *3.3  -   Amended and Restated Bylaws of MESA Inc. dated July 2,
               1996 (Exhibit 3.3 to MESA's Form 10-Q dated August 13,
               1996).

     *4.1  -   Credit Agreement dated as of July 2, 1996, among MESA
               Operating Co., as Borrower, MESA Inc. and the Banks listed as lenders in the Credit Agreement and The Chase Manhattan
               Bank, N.A., as Administrative Agent, Bankers Trust Company, as Syndication Agent, and Society Generale, Southwest Agency, as Documentation Agent (Exhibit No. 4.16 to MESA's Form 10-Q dated August 13, 1996).

     *4.2   -  Indenture dated July 2, 1996, among Mesa Operating Co., as
               Issuer, MESA Inc., as a Guarantor, and Harris Trust and
               Savings Bank as Trustee relating to 11-5/8% Senior
               Subordinated Discount Notes Due 2006 (Exhibit No. 4.17 to
               MESA's Form 10-Q dated August 13, 1996).

     *4.3   -  Indenture dated July 2, 1996, among Mesa Operating Co., as
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

    *10.14  -  Amarillo Supply Agreement between Mesa Operating Limited
               Partnership, Seller, and Energas Company, a division of Atmos Energy Corporation, Buyer, dated effective January 2, 1993 (Exhibit 10.14 to MESA's Form 10-K dated December 31,
               1995).

    *10.15  -  Gas Gathering Agreement-Interruptible between Colorado
               Interstate Gas Company, Transporter, and Mesa Operating Limited Partnership, Shipper, dated effective October 1, 1993, as amended by agreements dated January 1, 1994, January 5, 1994, and June 1, 1994 (Exhibit 10.15 to MESA's Form 10-K dated December 31, 1995).

    *10.16  -  Gas Supply Agreement dated May 11, 1994, between Mesa
               Operating Co., as successor to Mesa Operating Limited Partnership, acting on behalf of itself and as agent for Hugoton Capital Limited Partnership, and Williams Gas Marketing Company, and Gas Supply Guarantee dated May 11, 1994 (Exhibit 10.16 to MESA's Form 10-K dated December 31,
               1995).


    *10.17  -  Gas Transportation Agreement dated June 14, 1994, between
               Western Resources, Inc. and Mesa Operating Co., acting on behalf of itself and as agent for Hugoton Capital Limited Partnership (Exhibit 10.24 to MESA's Form 10-K dated December 31, 1994).

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
               Form 10-K dated December 31, 1991).

    *10.21  -  Interruptible Gas Transportation and Sales Agreement dated
               January 1, 1991, between Mesa Operating Limited Partnership and Energas Company and Amendment dated January 1, 1995 (Exhibit 10.22 to MESA's Form 10-K dated December 31,
               1995).

    *10.22  -  "B" Contract Operating Agreement dated January 1, 1988, between Mesa Operating Limited Partnership and Colorado Interstate Gas Company (Exhibit 10.23 to MESA's Form 10-K dated December 31, 1995).

    *10.23  -  "B" Contract Agreement of Compromise and Settlement dated
               May 29, 1987, between Mesa Operating Limited Partnership and Colorado Interstate Gas Company, and Amendment to Gathering Agreement dated July 15, 1990 (Exhibit 10.24 to MESA's
               Form 10-K dated December 31, 1995).

    *10.24  -  Gas Purchase Agreement dated January 1, 1996, between Mesa
               Operating Co., as Seller, and KN Marketing L.P., as Buyer, and Amendment dated August 1, 1995 (Exhibit 10.25 to MESA's Form 10-K dated December 31, 1995).

    *10.25  -  Change in Control Retention/Severance Plan adopted August
               22, 1995, and Amendment dated October 20, 1995 (Exhibit 10.26 to MESA's Form 10-K dated December 31, 1995).

     10.26 - Employment Agreement dated as of August 21, 1996, between MESA Inc., a Texas corporation, and Ira Jon Brumley, a Texas resident.

     20     -  Summary Report on MESA's Hugoton and West Panhandle field properties relating to proved oil and gas reserves at December 31, 1996, as prepared by Williamson Petroleum
               Consultants, Inc.

     21     -  List of Subsidiaries of MESA.

     27     -  Article 5 of Regulation S-X Financial Data Schedule
               for Year-End 1996 Form 10-K.


(b)  Reports on Form 8-K
------------------------

     None

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    MESA INC.


                                  By:            /s/ Jon Brumley
                                       ------------------------------------
Date:  March 27, 1997                               (Jon Brumley,
       --------------                          Chief Executive Officer)
                                 ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                       Title                    Date
         ---------                       -----                    ----

/s/ Jon Brumley
-------------------------   Chief Executive Officer and       March 27, 1997
   (Jon Brumley)              Chairman of the Board of
                              Directors
                              (Principal Executive Officer)

/s/ Dennis E. Fagerstone
-------------------------   Executive Vice President and      March 27, 1997
   (Dennis E. Fagerstone)     Chief Operating Officer

/s/ Stephen K. Gardner
-------------------------   Senior Vice President and         March 27, 1997
   (Stephen K. Gardner)       Chief Financial Officer
                              (Principal Financial Officer)

/s/ Wayne A. Stoerner
-------------------------   Controller                        March 27, 1997
   (Wayne A. Stoerner)        (Principal Accounting Officer)

/s/ John S. Herrington
-------------------------   Director                          March 27, 1997
   (John S. Herrington)

/s/ Kenneth A. Hersh
-------------------------   Director                          March 27, 1997
   (Kenneth A. Hersh)

/s/ Boone Pickens
-------------------------   Director                          March 27, 1997
   (Boone Pickens)

/s/ Richard E. Rainwater
-------------------------   Director                          March 27, 1997
   (Richard E. Rainwater)

/s/ Philip B. Smith
-------------------------   Director                          March 27, 1997
   (Philip B. Smith)
/s/ Robert L. Stillwell
-------------------------   Director                          March 27, 1997
   (Robert L. Stillwell)

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------

To MESA Inc.:

We have audited the accompanying consolidated balance sheets of MESA Inc. (a Texas corporation) and subsidiaries as of December 31, 1996, and 1995, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of MESA's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MESA Inc. and subsidiaries as of December 31, 1996, and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                    /s/ Arthur Andersen LLP
                                                    -----------------------
                                                    ARTHUR ANDERSEN LLP

Dallas, Texas
February 27, 1997

                                  MESA Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                     (in thousands, except per share data)

                                                Years Ended December 31
                                            -------------------------------
                                              1996       1995       1994
Revenues:                                   ---------  ---------  ---------
     Natural gas........................... $ 184,595  $ 129,534  $ 139,580
     Natural gas liquids...................    97,561     75,321     72,771
     Oil and condensate....................    18,180     19,594      7,877
     Other.................................    11,075     10,510      8,509
                                            ---------  ---------  ---------
                                              311,411    234,959    228,737
                                            ---------  ---------  ---------
Costs and Expenses:
     Lease operating.......................    54,447     49,447     51,218
     Production and other taxes............    20,071     18,403     21,306
     Exploration charges...................     5,431      6,604      5,157
     General and administrative............    31,473     26,749     28,649
     Depreciation, depletion and
       amortization........................   103,301     85,791     93,724
                                            ---------  ---------  ---------
                                              214,723    186,994    200,054
                                            ---------  ---------  ---------
Operating Income...........................    96,688     47,965     28,683
                                            ---------  ---------  ---------
Other Income (Expense):
     Interest income.......................     7,749     15,922     13,457
     Interest expense......................  (121,135)  (148,630)  (144,757)
     Gains from investments................     9,418     18,420      6,698
     Gains from collections from
       Bicoastal Corporation...............     2,548      6,352     16,577
     Gain from adjustment of contingency
       reserve.............................    15,000       --         --
     Other.................................    (1,929)     2,403     (4,011)
                                            ---------  ---------  ---------
                                              (88,349)  (105,533)  (112,036)
                                            ---------  ---------  ---------

Net income (loss) before extraordinary item     8,339    (57,568)   (83,353)
Extraordinary loss on debt extinguishment..   (59,386)      --         --
                                            ---------  ---------  ---------
Net loss................................... $ (51,047) $ (57,568) $ (83,353)
                                            =========  =========  =========
Dividends on preferred stock...............    (9,522)      --         --
Net loss applicable to common stock........ $ (60,569) $ (57,568) $ (83,353)
                                            =========  =========  =========

Loss per common share before
     extraordinary item....................      (.02)      (.90)     (1.42)
Loss per common share on
     extraordinary item....................      (.92)      --         --
                                            ---------  ---------  ---------
Net loss per common share.................. $    (.94) $    (.90) $   (1.42)
                                            =========  =========  =========
Weighted Average Shares Outstanding:
     Common................................    64,164     64,050     58,860
     Series A Preferred....................    29,309       --         --
     Series B Preferred....................    29,720       --         --

       (See accompanying notes to consolidated financial statements.)

                                   MESA Inc.

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                      (in thousands, except share data)
                                                          December 31
                                                     ----------------------
                        ASSETS                          1996        1995
                                                     ----------  ----------
Current Assets:
     Cash and cash investments.....................  $   16,681  $  149,143
     Investments...................................        --        38,280
     Accounts and notes receivable.................      63,410      44,734
     Other.........................................       4,186       4,590
                                                     ----------  ----------
          Total current assets.....................      84,277     236,747
                                                     ----------  ----------
Property, Plant and Equipment:
     Oil and gas properties, wells
       and equipment, using the successful
       efforts method of accounting................   1,975,684   1,930,879
     Office and other..............................      36,740      41,603
     Accumulated depreciation, depletion
       and amortization............................    (966,040)   (867,665)
                                                     ----------  ----------
                                                      1,046,384   1,104,817
                                                     ----------  ----------
Other Assets:
     Restricted cash of subsidiary partnership.....        --        57,731
     Gas balancing receivable......................      61,204      56,020
     Other.........................................      22,014      31,509
                                                     ----------  ----------
                                                         83,218     145,260
                                                     ----------  ----------
                                                     $1,213,879  $1,486,824
                                                     ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current maturities on long-term debt..........  $    5,305  $  101,413
     Accounts payable and accrued liabilities......      43,045      31,068
     Interest payable..............................      21,150      60,465
                                                     ----------  ----------
          Total current liabilities................      69,500     192,946
                                                     ----------  ----------
Long-Term Debt.....................................     802,772   1,135,330
                                                     ----------  ----------
Deferred Revenue...................................      14,977      17,578
                                                     ----------  ----------
Other Liabilities..................................      61,136      73,966
                                                     ----------  ----------
Contingencies
Stockholders' Equity:
     8% Cumulative convertible preferred stock,
       $.01 par value ($2.26 liquidation
       preference), authorized 500,000,000
       shares outstanding 121,643,686 shares
       and 0 shares, respectively..................       1,216        --
     Common stock, $.01 par value, authorized
       600,000,000 shares; outstanding 64,279,568
       shares and 64,050,009 shares, respectively..         643         640
     Additional paid-in capital....................     656,805     398,965
     Accumulated deficit...........................    (393,170)   (332,601)
                                                     ----------  ----------
                                                        265,494      67,004
                                                     ----------  ----------
                                                     $1,213,879  $1,486,824
                                                     ==========  ==========
       (See accompanying notes to consolidated financial statements.)

                                    MESA Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (in thousands)

                                                   Years Ended December 31
                                                ------------------------------
                                                   1996       1995      1994
                                                ----------  --------  --------
Cash Flows From Operating Activities:
     Net loss.................................  $  (51,047) $(57,568) $(83,353)
     Adjustments to reconcile net loss
       to net cash provided by
       operating activities:
          Depreciation, depletion and
            amortization......................     103,301    85,791    93,724
          Accreted interest on discount notes.       7,603    38,957    79,352
          Litigation settlement...............        --        --     (42,750)
          Gain from adjustment of
            contingency reserves..............     (15,000)     --        --
          Decrease (increase) in gas
            balancing receivables.............      (5,086)    1,516    (7,840)
          Decrease in deferred natural gas
            revenue...........................      (2,686)   (4,219)     (785)
          Natural gas hedging activities......        --      (9,715)    9,715
          Sales of investments................      47,698    48,555    18,771
          Purchases of investments............        --     (49,003)  (19,866)
          Gains from investments..............      (9,418)  (18,420)   (6,698)
          (Increase) decrease in
            accounts receivable...............     (18,209)  (12,047)    5,934
          Increase (decrease) in payables
            and accrued liabilities...........     (26,103)   45,243    (3,142)
          Debt prepayment premium.............      51,612      --        --
          Other...............................      18,648       151     5,535
                                                ----------  --------  --------
          Net cash provided by
            operating activities..............     101,313    69,241    48,597
                                                ----------  --------  --------
Cash Flows From Investing Activities:
     Capital expenditures.....................     (50,223)  (42,297)  (32,590)
     Other....................................       5,188       860    (7,660)
                                                ----------  --------  --------
          Net cash used in investing
            activities........................     (45,035)  (41,437)  (40,250)
                                                ----------  --------  --------
Cash Flows From Financing Activities:
     Issuance of stock........................     248,431      --      93,067
     Repayments of long-term debt.............  (1,406,366)  (25,507) (175,107)
     Long-term borrowings.....................     970,097      --      77,754
     Debt issuance costs......................     (19,109)     --        --
     Debt prepayment premium..................     (51,612)     --        --
     Restricted cash of subsidiary partnership      57,731      --        --
     Other....................................      12,088     3,424       652
                                                ----------  --------  --------
          Net cash used in
            financing activities..............    (188,740)  (22,083)   (3,634)
                                                ----------  --------  --------
Net Increase (Decrease) in Cash and
  Cash Investments............................    (132,462)    5,721     4,713

Cash and Cash Investments
  at Beginning of Year........................     149,143   143,422   138,709
                                                ----------  --------  --------
Cash and Cash Investments at End of Year......  $   16,681  $149,143  $143,422
                                                ==========  ========  ========
       (See accompanying notes to consolidated financial statements.)

                                  MESA Inc.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          ----------------------------------------------------------
                                (in thousands)


                                                     8% Cumulative      8% Cumulative
                                                       Series A           Series B
                                   Common Stock     Preferred Stock    Preferred Stock   Additional
                                  --------------    ---------------    ---------------    Paid-in    Accumulated
                                  Shares  Amount    Shares   Amount    Shares   Amount    Capital      Deficit
                                  ------  ------    ------   ------    ------   ------   ----------  -----------
Balance, December 31, 1993.....   46,511     465                                            303,344    (191,680)
  Net loss.....................     --       --       --       --        --       --           --       (83,353)
    Common stock issued for the
     conversion of the remaining
     General Partner minority
     interest..................    1,251      13      --       --        --       --          2,716        --
  Common stock issued in
    secondary public offering..   16,288     162      --       --        --       --         92,905        --
                                  ------    ----    ------   ------    ------   ------     --------   ---------
Balance, December 31, 1994.....   64,050     640      --       --        --       --        398,965    (275,033)
  Net loss.....................     --       --       --       --        --       --          --        (57,568)
                                  ------    ----    ------   ------    ------   ------     --------   ---------

Balance, December 31, 1995.....   64,050     640      --       --        --       --        398,965    (332,601)

  Net Loss.....................     --       --       --       --        --       --           --       (51,047)

  Stock Options Exercised......      211       3      --       --        --       --          1,103        --

  8% Cumulative Convertible
     Preferred Stock Issued....     --       --     58,599      586    58,850      588      247,257        --

  8% Cumulative Convertible
     Preferred Stock Dividends.     --       --      1,863       18     2,351       24        9,480      (9,522)

  8% Cumulative Convertible
     Preferred Stock Converted
     to Common Stock...........       19     --        (19)    --        --        --          --           --
                                  ------    ----    ------   ------    ------   ------     --------   ---------
Balance, December 31, 1996......  64,280    $643    60,443   $  604    61,201   $  612     $656,805   $(393,170)
                                  ======    ====    ======   ======    ======   ======     ========   =========









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

     MESA is primarily in the business of acquiring, exploring for, developing, producing, processing and selling natural gas and oil in the United States. Over 65% of MESA's annual equivalent production is natural gas and the balance is principally natural gas liquids. MESA's primary producing areas are the Hugoton field of southwest Kansas, the West Panhandle field of Texas and the Gulf of Mexico offshore Texas and Louisiana. Production from MESA's properties has access to a substantial portion of the major metropolitan markets in the United States, primarily in the midwest and northeast, through numerous pipelines and other purchasers.

Principles of Consolidation
---------------------------

     The accompanying consolidated financial statements reflect the consolidated accounts of MESA and its subsidiaries after elimination of intercompany transactions. Certain reclassifications have been made to amounts reported in previous years to conform to 1996 presentation.

Statements of Cash Flows
------------------------

     For purposes of the statements of cash flows, MESA classifies all highly liquid investments with original maturities of three months or less as cash and cash investments.

Oil and Gas Properties
----------------------

     Under the successful efforts method of accounting, all costs of acquiring unproved oil and gas properties and drilling and equipping exploratory wells are capitalized pending determination of whether the properties have proved reserves. If an exploratory well is determined to be nonproductive, the drilling and equipment costs of the well are expensed at that time. All development drilling and equipment costs are capitalized. Capitalized costs of proved properties and estimated future dismantlement and abandonment costs are amortized on a property-by-property basis using the unit-of-production method whereby the ratio of quarterly production to beginning of period proved oil and gas reserves is applied to the remaining net book value of such properties. Oil and gas reserve quantities represent estimates only and there are numerous uncertainties inherent in the estimation process. Actual future production may be materially different from amounts estimated and such differences could materially affect future amortization of proved properties. Geological and geophysical costs and delay rentals are expensed as incurred.

     In 1996 MESA adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("SFAS No. 121") which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. SFAS No. 121 requires a review for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, MESA estimates future cash flows (undiscounted and without interest charges) expected to result from use of an asset and its eventual disposition. Impairment is recognized only if the carrying amount of an asset is greater than the expected future cash flows. The amount of impairment is based on the fair value of the asset. Under SFAS No. 121, each property is individually evaluated for impairment. Depreciation, depletion and amortization expense for 1996 includes $6.8 million resulting from impairment of long-term assets in accordance with SFAS No. 121. Such impairment relates primarily to a Gulf of Mexico oil and gas property.

Income (Loss) Per Common Share
------------------------------

     The computations of loss per common share are based on the weighted average number of common shares outstanding during each period after deducting amounts attributable to dividends on preferred stock.

Fair Value of Financial Instruments
-----------------------------------

    The carrying values of cash, marketable securities, notes receivable, short-term trade receivables and payables, and restricted cash approximate fair value. The carrying values of the commodity price and interest rate swaps, futures and options represent their required cash deposits, if any, plus or minus unrealized gains and losses, if acquired for trading purposes. The fair value of commodity price and interest rate swaps, futures and options is estimated based on the market value of the underlying instruments (see Note 3). The fair value of long-term debt is estimated based on the market prices for MESA's publicly traded debt and on current rates available for similar debt with similar maturities and security for MESA's remaining debt (see Note 4).

Gas Revenues
------------

     MESA recognizes its ownership interest in natural gas production as revenue. Actual production quantities sold may be different from MESA's ownership share of production in a given period. MESA records these differences as gas balancing receivables or as deferred revenue. Net gas balancing underproduction represented approximately 3% of total equivalent production for the year ended December 31, 1996, compared with 2% during the same period in 1995 and 5% in 1994. The gas balancing receivable or deferred revenue component of natural gas and natural gas liquids revenues in future periods is dependent on future rates of production, field allowables and the amount of production taken by MESA or by its joint interest partners.

     MESA periodically utilizes financial and physical energy markets as a hedge against natural gas price fluctuations. Gains or losses on hedges are deferred and recognized as natural gas revenue when the hedged production occurs. MESA recognized net losses of $1.8 million in 1996 and net gains of $12.7 million and $895,000 in 1995 and 1994, respectively, related to hedging activities.

Taxes
-----

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

Use of Estimates
----------------

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.


(2)  Recapitalization
     ================

     In August of 1996, MESA completed a recapitalization of its balance sheet that entailed issuing $265 million in new preferred equity and repaying and refinancing substantially all of its $1.2 billion of then existing long-term debt (the "Recapitalization"). The structure and effects of the Recapitalization are described below.

Series A & B Preferred Equity Sales
-----------------------------------

     On April 26, 1996, MESA entered into a stock purchase agreement with DNR-MESA Holdings L.P., a Texas limited partnership ("DNR"), whose sole general partner is Rainwater Inc., a Texas corporation owned by Richard E. Rainwater. The sale of shares to DNR and certain other matters were approved by MESA's stockholders at a special meeting on June 25, 1996. On July 2, 1996, DNR purchased, in a private placement, approximately 58.8 million shares of a new class of Series B 8% Cumulative Convertible Preferred Stock ("Series B Preferred"). On July 5, 1996, MESA commenced a rights offering for approximately 58.6 million shares of a new class of Series A 8% Cumulative Convertible Preferred Stock ("Series A Preferred") to its existing stockholders (the "Rights Offering"). Stockholders received
 .912 rights in respect of each share of common stock held. Each full right was exercisable for one share of Series A Preferred at an exercise price of $2.26 per share, the same per share price at which DNR purchased shares of Series B Preferred. The Rights Offering was substantially oversubscribed and on August 8, 1996, MESA issued approximately 58.6 million shares of Series A Preferred to rights holders who exercised their rights.

     As a result of the stock issuances and the subsequent pay-in-kind quarterly dividends on the Series A and Series B Preferred, at December 31, 1996, DNR owned approximately 32.92% of MESA's fully diluted common shares (excluding outstanding stock options). (See Note 6 for a more detailed description of the preferred shares.)

New Debt
--------

     In conjunction with the issuance of Series A and B Preferred, MESA entered into a new seven-year $525 million secured revolving credit facility ("the Credit Facility") with a group of banks. MESA also issued and sold $475 million of senior subordinated notes consisting of $325 million of 10-5/8% senior subordinated notes due in 2006 (the "Senior Subordinated Notes") and $150 million of 11-5/8% senior subordinated discount notes due in 2006 (the "Senior Discount Notes"). (See Note 4 for a more detailed description of the new debt.)

Use of Proceeds
---------------

     The total proceeds from the issuance of the new equity and new long-term debt, together with certain cash and investments on hand, were used to repay and refinance then existing long-term debt and pay transaction costs.

     The fees associated with the Series A and B Preferred stock have been offset against the proceeds of the issuance of the shares and reflected in additional paid-in capital on the consolidated balance sheet. The fees relating to the issuance of new debt have been capitalized and are being amortized over the term of the associated debt.

     An extraordinary loss totaling approximately $59.4 million on the extinguishment of long-term debt was recognized in the third quarter of 1996. The loss consists primarily of the $51.6 million prepayment premium on the $616 million of secured notes (the "Secured Notes") issued in 1991 by a former subsidiary in a private placement with a group of institutional lenders and approximately $11.2 million of unamortized debt issuance costs and premiums associated with the debt that was repaid and refinanced, partially offset by $3.4 million in gains from cash deposits associated with the Secured Notes.

Effect of the Recapitalization
------------------------------

     The Recapitalization enhances MESA's ability to compete in the oil and gas industry by substantially increasing its cash flow available for investment and improving its ability to attract capital. The ability to redirect cash flow to reinvestment rather than debt service allows MESA to pursue an aggressive growth strategy. Specifically, MESA's financial condition improved significantly as a result of the Recapitalization due to
(i) a significant reduction in total debt outstanding, (ii) a reduction in annual cash interest expense through lower debt balances and lower interest rates, and (iii) the extension of maturities on its long-term debt.

     In conjunction with the recapitalization of MESA on July 2, 1996, all of MESA's principal subsidiaries were merged into Mesa Operating Co. ("MOC"). As a result, MOC now owns substantially all of MESA's assets and liabilities, including all of MESA's oil and gas properties and all of its long-term debt.

(3)  Investments
     ===========

     The value of investments are as follows (in thousands):

                                                           December 31
                                                       --------------------
                                                        1996         1995
                                                       -------      -------
     Equity securities:
          Cost......................................   $ --         $10,719
          Unrealized loss...........................     --            (162)

     NYMEX Futures Contracts:
          Margin Cash...............................     --          17,498
          Unrealized gain in trading contracts......     --           7,558

     Commodity Price Swaps:
          Margin Cash...............................     --           2,434
          Unrealized loss in price swaps............     --            (811)

     Natural Gas Options:
          Premiums..................................     --              66
          Unrealized gain in trading options........     --             978
                                                       -------      -------
          Total market value........................   $ --         $38,280
                                                       =======      =======


     In 1996 MESA recognized net gains of approximately $9.4 million from its investments compared with net gains in 1995 of $18.4 million and in 1994 of $6.7 million. These gains do not include gains or losses from natural gas futures contracts accounted for as a hedge of natural gas production. Hedge gains or losses are included in natural gas revenue in the period in which the hedged production occurs (see Note 1).

     The following table sets forth the fair value of the financial instruments accounted for as hedges(in thousands):

                             December 31, 1996         December 31, 1995
                            ----------------------    ----------------------
                            Book Value  Fair Value    Book Value  Fair Value
                            ----------  ----------    ----------  ----------
Interest rate swaps.......  $     (167)  $  (1,200)    $   --      $   --
Commodity price swaps.....        --           687         --          --



     The net investment gains and losses recognized during a period include both realized and unrealized gains and losses. MESA realized net gains from investments of $16.9 million in 1996, $12.3 million in 1995, and $4.7 million in 1994. At December 31, 1995 MESA had recognized but not realized approximately $7.6 million of gains associated primarily with natural gas futures. In 1996 MESA realized $3.8 in gains on these investments. There were no unrealized gains on investments at December 31, 1996.

    Since April 10, 1996, MESA has made no investments in commodity futures contracts. Speculative investments are expected to be limited in the future.

(4)  Long-term Debt
     ==============

     Long-term debt and current maturities are as follows (in thousands):

                                                  December 31,  December 31,
                                                      1996          1995
                                                 -------------  ------------

     10-5/8% Senior Subordinated Notes........... $  325,000     $     --
     11-5/8% Senior Discount Notes...............    158,772           --
     Credit Facility.............................    319,000           --
     Secured Notes...............................       --          504,674
     Former Credit Agreement.....................       --           61,131
     12-3/4% secured discount notes..............       --          618,518
     12-3/4% unsecured discount notes............       --           39,725
     13-1/2% subordinated notes..................       --            7,390
     Other.......................................      5,305          5,305
                                                  ----------     ----------
                                                     808,077      1,236,743
     Current maturities..........................     (5,305)      (101,413)
                                                  ----------     ----------
     Long-term debt.............................. $  802,772     $1,135,330
                                                  ==========     ==========

Credit Facility
---------------

     MOC is the borrower under the Credit Facility and all borrowings are fully and unconditionally guaranteed by MESA Inc. The Credit Facility, which is secured by liens on substantially all of MESA's assets, matures on June 30, 2003. The borrowing base for the Credit Facility is determined annually based on the value of MESA's proved oil and gas reserves. Initially the borrowing base was set at $525 million. As of December 31, 1996, the Credit Facility supports Letters of Credit totaling $11.0 million and MESA has $195 million of unused borrowing capacity. Borrowings bear interest, at MESA's option, at Interbank Eurodollar rates plus 1-1/2%, CD rates plus 1-1/2%, Fed Funds rates plus 1% or the prime rate plus 1/2%. MESA has entered into an interest rate swap for two years that fixes the interest rate on $250 million of borrowings at 7-3/4%.

     The Credit Facility restricts, among other things, MESA's ability to incur additional indebtedness, create liens, pay dividends, acquire stock or make investments, loans and advances.

Senior Notes
------------

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

     The indentures governing the Senior Subordinated Notes and the Senior Discount Notes contain certain covenants that, among other things, limit the ability of MESA and its restricted subsidiaries to incur additional indebtedness and issue redeemable stock, pay dividends, make investments, make certain other restricted payments, enter into certain transactions with affiliates, dispose of assets, incur liens and engage in mergers and consolidations.

Refinanced Debt
---------------

     As part of the Recapitalization described in Note 2, substantially all of MESA's then existing debt was repaid. Such debt included (i) the Secured Notes; (ii) the $82.5 million bank credit facility, as amended (the "Former Credit Agreement"); (iii) the 12-3/4% secured discount notes due June 30, 1998 and the 12-3/4% unsecured discount notes due June 30, 1996 (together, the "Discount Notes"), and (iv) the 13-1/2% subordinated notes due in 1999.

Interest and Maturities
-----------------------

     The aggregate interest payments, net of amounts capitalized, made during the years ended December 31, 1996, 1995 and 1994, were $149.7 million, $63.8 million and $62.1 million, respectively. The interest payments in the year ended December 31, 1996, included a $42 million interest payment made on January 2, 1996, paid pursuant to the terms of the 12-3/4% Discount Notes, in respect of the regular December 31, 1995 interest payment. Payment of approximately $8.5 million, $39.0 million, and $70.6 million of interest expense incurred during 1996, 1995 and 1994, respectively, was deferred under the terms of the Discount Notes until the repayment dates of the Discount Notes. Such interest is included in interest expense in the 1996, 1995 and 1994 consolidated statements of operations.

     There are no scheduled principal payments under the terms of the Credit Facility, the Senior Subordinated Notes or the Senior Discount Notes in the next five years. However, MESA may have to pay the $5.3 million of other long-term debt within the next five years and therefore classifies such debt in current maturities.

Fair Value of Long-term Debt
----------------------------

     The following is a summary of estimated fair value of MESA's long-term debt as of the years ended (in thousands):

                                             1996                1995
                                      ------------------  ------------------
                                      Carrying    Fair    Carrying    Fair
                                       Amount    Value     Amount    Value
                                      --------  --------  --------  --------

   10-5/8% Senior Subordinated Notes  $325,000  $354,250  $   --    $   --
   11-5/8% Senior Discount Notes....   158,772   183,480      --        --
   Credit Facility..................   319,000   319,000      --        --
   Secured Notes....................      --        --     504,674   568,641
   Former Credit Agreement..........      --        --      61,131    61,131
   12-3/4% secured discount notes...      --        --     618,518   541,905
   12-3/4% unsecured discount notes.      --        --      39,725    35,262
   13-1/2% subordinated notes.......      --        --       7,390     7,390

    The fair value of long-term debt is estimated based on the market prices for MESA's publicly traded debt and on current rates available for similar debt with similar maturities and security for MESA's remaining debt.

(5)  Income Taxes
     ============

     MESA provides for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized by applying the enacted statutory tax rates applicable to future years to temporary differences between the financial statement and tax bases of existing assets and liabilities. The tax basis of MESA's consolidated net assets is greater than the financial basis of those net assets; therefore a net deferred tax asset has been recorded. However, due to MESA's history of net operating losses, a valuation allowance has been recorded which offsets the entire net deferred tax asset. A summary of MESA's net deferred tax asset is as follows (in millions):

                                                              December 31
                                                            ---------------
                                                             1996     1995
                                                            ------   ------

     Deferred tax asset...................................  $  285   $  261
     Deferred tax liability...............................     (12)     --
     Valuation allowance..................................    (273)    (261)
                                                            ------   ------
          Net deferred tax asset..........................  $  --    $  --
                                                            ======   ======

     The principal components of MESA's net deferred tax asset (utilizing a combined federal and state income tax rate of 38% and 39% as of December 31, 1996 and 1995, respectively) and the valuation allowance are as follows (in millions):

                                                              December 31
                                                            ---------------
                                                             1996     1995
                                                            ------   ------

     Tax basis of oil and gas properties in
       excess of financial basis..........................  $   71   $   75
     Regular tax net operating loss carryforward..........     214      184
     Other, net...........................................     (12)       2
                                                            ------   ------
     Total................................................     273      261
     Valuation allowance..................................    (273)    (261)
                                                            ------   ------
          Net deferred tax asset..........................  $  --    $  --
                                                            ======   ======

     At December 31, 1996, MESA had a regular tax net operating loss carryforward of approximately $560 million. Additionally, MESA had an alternative minimum tax loss carryforward available to offset future alternative minimum taxable income of approximately $535 million. If not used, these carryforwards will expire between 2007 and 2011.

     The Internal Revenue Code of 1986 (the "Code") contains numerous provisions which restrict or limit the use of corporate tax attributes in conjunction with corporate acquisitions, dispositions, and reorganizations. Included among these restrictive provisions is Code Section 382 which, in general, limits the utilization of net operating loss ("NOL") carryforwards subsequent to a substantial change (generally more than 50%) in corporate stock ownership. The Section 382 ownership change (as defined for tax purposes) is considered on a cumulative basis over a specified time period, normally three years.

     The issuance of Series B Preferred stock in the Recapitalization (see
Note 2) has caused the NOL carryforward limitations of Section 382 to apply to MESA. As a result, MESA's ability to carry forward its NOLs existing at the time of the Recapitalization ("Pre-change NOLs") to offset future taxable income and gain will be limited to the sum of (i) an annual allowance ("Annual NOL Allowance") determined, in part, by reference to MESA's "value" immediately prior to the issuance of the Series B Preferred stock ("Valuation Date") and (ii) the amount of any net unrealized gain inherent in MESA's assets as of the Valuation Date ("Built In Gain") recognized over a five year period. The imposition of the above restrictions on MESA's Pre-change NOLs could result in a portion of those NOLs expiring before MESA is able to utilize them. Any unused Annual NOL Allowance amounts as well as any tax operating losses generated subsequent to the Change Date will carryforward for use in future years without regard to the
Section 382 limitations described above.


(6)  Stockholders' Equity
     ====================

Common Stock
------------

     At December 31, 1996, MESA had outstanding 64,279,568 shares of common stock. In late 1993 and 1994 MESA issued a total of approximately 1.7 million shares of common stock in exchange for the General Partner's 4.14% interest in the subsidiary partnerships of MESA. In 1994 MESA completed an equity offering which resulted in the issuance of an additional 16.3 million shares of common stock. Proceeds from the Equity Offering increased stockholders' equity by approximately $93 million and were used to reduce long-term debt.

Preferred Stock
---------------

     At December 31, 1996, MESA had authorized 600,000,000 shares of preferred stock. The preferred stock issues outstanding at December 31, 1996, are as follows:

                                                       Shares Issued
                                                      and Outstanding
                                                      ---------------
Series A 8% Cumulative Convertible Preferred.......      60,443,259
Series B 8% Cumulative Convertible Preferred.......      61,200,427
                                                        -----------
                                                        121,643,686
                                                        ===========


     The preferred stock was issued pursuant to the Recapitalization.  (See
Note 2.)

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

(7)  Other Income
     ============

     The gains from collection of interest from Bicoastal Corporation relate to a note receivable from such company, which was in bankruptcy. MESA's claims in the bankruptcy exceeded its recorded receivable. As of year-end 1996 MESA had collected the full amount of its allowed claim plus a portion of the interest due on such claims.

     In the second quarter of 1996, MESA revalued certain contingencies associated primarily with contracts which were settled in the mid-to-late 1980's. As a result of the revaluation, MESA recorded a gain of $15 million in the second quarter of 1996.

(8)  Contingencies
     =============

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

     The federal court in the above-referenced first suit issued an order on July 29, 1996, which stayed the second suit pending a decision by the court on plaintiff's motion for new trial in the first suit.

     However, based on the jury verdict and final judgment, MESA does not expect the ultimate resolution of these lawsuits to have a material adverse effect on its financial position or results of operations.

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

     In February 1997, MESA entered a settlement agreement with Seagull whereby MESA has been released from all claims associated with the third-party claims.

Shareholder Litigation
----------------------

     On July 3, 1995, Robert Strougo filed a class action and derivative action in the District Court of Dallas County, Texas, 160th Judicial District, against T. Boone Pickens, Paul W. Cain, John L. Cox, John S. Herrington, Wales H. Madden, Jr., Fayez S. Sarofim, Robert L. Stillwell, and
J. R. Walsh, Jr. (the "Director Defendants"), each of whom is a present or former director of MESA. The class action is purportedly brought on behalf of a class of MESA shareholders and alleges, inter alia, that the Board infringed upon the suffrage rights of the class and impaired the ability of the class to receive tender offers by adoptions of the shareholder rights plan. The lawsuit is also brought derivatively on behalf of MESA and alleges, inter alia, that the Board breached fiduciary duties to MESA by adopting the shareholder rights plan and by failing to consider the sale of MESA. The lawsuit seeks unspecified damages, attorneys' fees, and injunctive and other relief. Two other lawsuits filed by Herman Krangel, Lilian Krangel, Jacquelyn A. Cady, and William A. Montagne, Jr., in the District Court of Dallas County have been consolidated into this lawsuit.
A third lawsuit filed by Deborah M. Eigen and Adele Brody as a derivative lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, intervened in this lawsuit.

    On February 5, 1996, the Court denied Defendants' Motion to Dismiss. A trial date has been set for September 15, 1997. The case has been stayed pending a Special Litigation Committee investigation by MESA to decide whether the case should be dismissed.

Other
-----

     MESA is also a defendant in other lawsuits and has assumed liabilities relating to its predecessors. MESA does not expect the resolution of any of these matters to have a material adverse effect on its financial position or results of operations.

(9)  Employee Benefit Plans
     ======================

Retirement Plans
----------------

     MESA maintains two defined contribution retirement plans for the benefit of its employees. MESA expensed $1.8 million in 1996, $.8 million in 1995, and $3.3 million in 1994 in connection with these plans.

Option Plans
------------

     In December 1991 the stockholders of MESA approved the 1991 Stock Option Plan of MESA (the "Option Plan"), which authorized the grant of options to purchase up to two million shares of common stock to officers and key employees. In May 1994 the stockholders of MESA approved an amendment to the Option Plan which increased the number of shares of common stock authorized to four million from two million. The exercise price for each share of common stock placed under option cannot be less than 100% of the fair market value of the common stock on the date the option is granted. Upon exercise, the grantee may elect to receive either shares of common stock or, at the discretion of the Option Committee of the Board of Directors, cash or certain combinations of stock and cash in an amount equal to the excess of the fair market value of the common stock at the time of exercise over the exercise price. At December 31, 1996, the following stock options were outstanding under this plan:

                                                                Number of
                                                                 Options
                                                                ---------

     Outstanding at December 31, 1995.........................  2,932,390
          Granted.............................................  1,000,000
          Exercised........................................... (1,000,000)
          Forfeited...........................................     (3,040)
                                                                ---------
     Outstanding at December 31, 1996.........................  2,929,350
                                                                =========

     The outstanding options under this plan at December 31, 1996, are detailed as follows:

     Number of                    Date of     Exercise Price
      Options                      Grant        Per Share        Exercisable
     ---------                    --------    --------------     -----------

     1,126,000 .................. 01/10/92       $ 6.8125         1,126,000
       132,500 .................. 10/02/92        11.6875           132,500
       100,850 .................. 05/18/93         5.8125           100,850
       475,000 .................. 11/10/93         7.3750           475,000
        75,000 .................. 06/06/94         6.1875            75,000
        20,000 .................. 05/12/95         5.6875            20,000
     1,000,000 .................. 08/21/96         3.2500              --
     ---------                                                    ---------
     2,929,350                                                    1,929,350
     =========                                                    =========

     On June 26, 1996, all existing options granted under this plan on this date were 100% vested by MESA's board of directors. The options issued on August 21, 1996, are exercisable as follows: after six months, 30%; after one year, 55%; after two years, 80%; and after three years, 100%. At December 31, 1996, options for 7,930 shares were available for grant under this plan.

     In August 1996 the 1996 Incentive Plan of MESA (the "Incentive Plan") was created. This plan will be presented to MESA's stockholders for approval at MESA's 1997 stockholders' meeting in the summer of 1997. If approved, the Incentive Plan will authorize grants of options to purchase up to 9 million shares of common stock to officers and key employees. The exercise price for each share of common stock placed under option will be determined by the type of option granted. Upon exercise, the grantee may elect to receive either shares of common stock or, at the discretion of the Option Committee of the Board of Directors, cash or certain combinations of stock and cash in an amount equal to the excess of the fair market value of the common stock at the time of exercise over the exercise price. If the Incentive Plan is approved, the following options will be included in the outstanding options of this plan:

     Number of                    Date of     Exercise Price
      Options                      Grant        Per Share        Exercisable
     ---------                    --------    --------------     -----------

     1,000,000................... 08/21/96       $ 3.2500             --
     2,150,000................... 09/30/96         4.0625             --
     ---------                                                     --------
     3,150,000                                                        --
     =========                                                     ========

     These options are exercisable as follows: after six months, 30%; after one year, 55%, and after two years, 100%.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which is effective for MESA's fiscal year beginning January 1, 1996. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans and include the cost in the income statement as compensation expense. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. MESA accounts for compensation cost for stock option plans in accordance with APB Opinion No. 25.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if MESA had accounted for its employee stock options under the fair value method as provided therein. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: risk-free interest rates of 6.58% and 6.80%; a volatility factor of the expected market price of MESA's common stock of .6816 and .6326; no expected dividends; and weighted-average expected option lives of five years. If the fair value based method of accounting in SFAS 123 had been applied, MESA's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                              Year Ended        Year Ended
                                             December 31,     December 31,
                                                1996             1995
                                             ------------     ------------
                                         (in thousands, except per share data)

Net Loss -- as reported....................   $(60,569)        $(57,568)
Net Loss -- pro forma......................    (63,572)         (57,600)
Net Loss per Common Share -- as reported...       (.94)            (.90)
Net Loss per Common Share -- pro forma.....       (.99)            (.90)

     The fair value of stock options included in the pro forma amounts for the years 1995 and 1996 is not necessarily indicative of future effects on net income and earnings per share.

     A summary of the status of the Company's stock options as of December 31, 1996, 1995, and 1994, and changes during the years ending on those dates is presented below:

                                    1994                   1995                  1996
                            --------------------  ---------------------  --------------------
                                       Weighted-              Weighted-             Weighted-
                                        Average                Average               Average
                                        Exercise               Exercise              Exercise
      Fixed Options           Shares     Price      Shares      Price     Shares      Price
--------------------------  --------------------  ---------------------  --------------------
Outstanding at
  beginning of year.......  1,933,050   $ 7.26    2,926,460   $ 6.21     2,932,390   $ 6.20
Granted...................  1,075,000     4.39       20,000     5.69     4,150,000     3.80
Exercised.................    (41,720)    6.26         -         -      (1,000,000)    4.25
Forfeited.................    (39,870)    8.00      (14,070)    8.39        (3,040)    9.68
                            ---------   ------    ---------   ------     ---------   ------
Outstanding at
 end of year..............  2,926,460   $ 6.21    2,932,390   $ 6.20     6,079,350   $ 4.88
                            =========             =========              =========
Options exercisable at
 year-end.................  1,357,928   $ 7.28    2,319,262   $ 6.53     1,929,350   $ 7.20
                            =========             =========              =========

Weighted-average fair
 value of options
 granted during the year..     N/A                $ 3.42                 $ 2.30

     The following table summarizes information regarding stock options outstanding at December 31, 1996:

                          Weighted-
  Number of                Average     Weighted-                Weighted-
   Options                Remaining     Average       Number     Average
 Outstanding   Exercise  Contractual    Exercise   Exercisable   Exercise
 at 12/31/96    Price        Life        Price     at 12/31/96    Price
------------   --------   ----------   ---------   -----------   --------

 1,126,000     $ 6.8125   5.0 years    $ 6.8125     1,126,000    $ 6.8125
   132,500      11.6875   5.8 years     11.6875       132,500     11.6875
   100,850       5.8125   6.4 years      5.8125       100,850      5.8125
   475,000       7.3750   6.9 years      7.3750       475,000      7.3750
    75,000       6.1875   7.4 years      6.1875        75,000      6.1875
    20,000       5.6875   8.4 years      5.6875        20,000      5.6875
 1,000,000       3.2500   9.6 years      3.2500          --          --
 1,000,000       3.2500   9.6 years      3.2500          --          --
 2,150,000       4.0625   9.8 years      4.0625          --          --
 ---------                                          ---------
 6,079,350     $ 4.8800   8.4 years    $ 4.8800     1,929,350    $ 7.2000
 =========                                          =========


Postretirement Benefits
-----------------------

     Effective January 1, 1993, MESA adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires that the costs of such benefits be recorded over the periods of employee service to which they relate. For MESA, this standard primarily applies to postretirement medical benefits for retired and current employees. The liability for benefits existing at the date of adoption (the "Transition Obligation") will be amortized over the remaining life of the retirees or 20 years, whichever is shorter.

     MESA maintains two separate plans for providing postretirement medical benefits. One plan covers MESA's retirees and current employees (the "MESA Plan"). The other plan, which relates to the retirees of Pioneer, acquired by MESA in 1986 (the "Pioneer Plan"). Under the MESA Plan, employees who retire from MESA and who have had at least ten years of service with MESA after attaining age 45 are eligible for postretirement health care benefits. These benefits may be subject to deductibles, copayment provisions, retiree contributions and other limitations, and MESA has reserved the right to change the provisions of the plan. The Pioneer Plan is maintained for Pioneer retirees and dependents only and is subject to deductibles, copayment provisions and certain maximum payment provisions. MESA does not have the right to change the Pioneer Plan or to require retiree contributions. Both plans are self-insured indemnity plans and both coordinate benefits with Medicare as the primary payer. Neither plan is funded.

     The following table reconciles the status of the two plans with the amount included under other liabilities in the consolidated balance sheet at December 31, 1996, (in thousands):

                                                 MESA     Pioneer
                                                 Plan      Plan(a)   Total
                                                -------   -------   -------
     Accumulated Postretirement Benefit
       Obligation ("APBO"):
          Retirees and dependents............   $ 1,449   $ 9,647   $11,096
          Actives - fully eligible...........       599      --         599
          Other actives......................       637      --         637
                                                -------   -------   -------
               Total APBO....................     2,685     9,647    12,332
    Unrecognized Transition Obligation.......    (1,337)   (2,117)   (3,454)
    Unrecognized Net Gain (Loss)............       (291)    1,732     1,441
                                                -------   -------   -------
    Accrued Postretirement
       Benefit Obligation....................   $ 1,057   $ 9,262   $10,319
                                                =======   =======   =======
----------
     (a) MESA established an accrued liability associated with the Pioneer Plan in conjunction with its acquisition of Pioneer in 1986.

     For measurement purposes, the 1996 annual rate of increase in per capita cost of covered health care benefits was assumed to be 10% for those participants under age 65 and 9% for those participants over age 65. The rates were assumed to decrease gradually to 5.0% by the year 2000 and to remain at that level thereafter. The health care cost trend rate assumption affects the amount of the Transition Obligation and periodic cost reported. An increase in the assumed health care cost trend rates by 1% in each year would increase the APBO as of December 31, 1996, by approximately $1,018,000 and the net periodic postretirement benefit cost for the year ended December 31, 1996, by approximately $117,000. The net periodic postretirement benefit cost for the year ended December 31, 1996, was approximately $1.5 million based on the assumptions used.

     The discount rate used in determining the APBO as of December 31, 1996, was 7.5%.

     The following table presents MESA's cost of postretirement benefits other than pensions for the years ended December 31 (in thousands):

                                                    1996    1995    1994
                                                   ------  ------  ------
     Net periodic postretirement benefit cost:
          Service cost............................ $  142  $  124  $  110
          Interest cost...........................  1,040   1,005     988
          Amortization of Transition Obligation...    276     276     276
                                                   ------  ------  ------
                                                   $1,458  $1,405  $1,374
                                                   ======  ======  ======
     Actual costs of providing benefits:
          MESA Plan............................... $   78  $    4  $  120
          Pioneer Plan............................    784     918     666
                                                   ------  ------  ------
                                                   $  862  $  922  $  786
                                                   ======  ======  ======

(10) Major Customers
     ===============

     In 1996 revenues include sales to MAPCO Natural Gas Liquids, Inc. ("MAPCO") of $95.1 million (30.8%) and Western Resources, Inc. ("WRI") of $48.5 million (15.7%). In 1995 revenues included sales to MAPCO of $75.0 million (34.4%), and WRI of $21.9 million (10.0%). In 1994 revenues included sales to MAPCO of $70.9 million (31.4%), WRI of $37.4 million (16.6%) and Energas Company of $22.8 million (10.1%). MESA does not anticipate that the loss of any of these customers would result in a material adverse effect because the volumes could be sold to other customers.

(11) Concentrations of Credit Risk
     =============================

     Substantially all of MESA's accounts receivable at December 31, 1996, result from oil and gas sales and joint interest billings to third party companies in the oil and gas industry. This concentration of customers and joint interest owners may impact MESA's overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. In determining whether or not to require collateral from a customer or joint interest owner, MESA analyzes the entity's net worth, cash flows, earnings, and credit ratings. Receivables are generally not collateralized. Historical credit losses incurred by MESA on receivables have not been significant.

(12) Subsequent Events
     -----------------

     On February 7, 1997, MESA entered into a Stock Purchase Agreement to purchase 100% of the outstanding capital stock of Greenhill for a total purchase price of $270 million. As of December 31, 1996, Greenhill's properties had estimated proved reserves of approximately 23.4 MMBbls (unaudited) of oil, and 41.9 Bcf (unaudited) of gas, or an aggregate of approximately 30.4 MMBOE (unaudited). The closing of the Greenhill Acquisition is expected to occur on April 15, 1997. The Greenhill Acquisition will be accounted for under the purchase method of accounting. However, because the purchase agreement provides for an effective date of January 1, 1997, MESA will receive the benefits of all Greenhill production and cash flow from the effective date to the closing date as additional assets acquired. Under the purchase agreement, MESA will pay interest on the $270 million purchase price (less the $15 million deposit) at an annual rate of 10% from the effective date to the closing date. The purchase price is subject to adjustment for certain title and environmental matters.

     On February 6, 1997, MESA purchased all of MAPCO's natural gas liquids and condensate production in the West Panhandle field for $66 million, effective as of January 1, 1997. The NGL Acquisition has been accounted for under the purchase method of accounting.

                         SUPPLEMENTAL FINANCIAL DATA
                          ===========================

Oil and Gas Reserves and Cost Information
-----------------------------------------
(Unaudited)

     Net proved oil and gas reserves as of December 31, 1996, associated with MESA's two most significant natural gas producing fields were estimated by independent petroleum engineering consultants. These two fields, the Hugoton and West Panhandle fields, represented over 95% of MESA's net proved equivalent natural gas reserves as of the date estimated by the independent petroleum engineers. Net proved oil and gas reserves as of December 31, 1995 and 1994, were estimated by MESA engineers. All of MESA's reserves at December 31, 1996, 1995, and 1994, were in the United States. In accordance with regulations established by the Commission, the reserve estimates were based on economic and operating conditions existing at the end of the respective years.

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

     Approximately 65% of MESA's equivalent proved reserves (based on a factor of six thousand cubic feet ["Mcf"] of gas per barrel of liquids) at December 31, 1996, were natural gas. The natural gas prices in effect at December 31, 1996 (having a weighted average of $3.37 per Mcf), were used in accordance with Commission regulations but may not be the most appropriate or representative prices to use for estimating reserves since such prices were influenced by the seasonal demand for natural gas and contractual arrangements at that date. The average price received by MESA for sales of natural gas in 1996 was $2.21 per Mcf. At December 31, 1996, MESA's standardized measure of future net cash flows from proved reserves (the "Standardized Measure") and the pretax Standardized Measure were greater than the net book value of oil and gas properties by approximately $359 million and $801 million, respectively.

     Oil and gas reserve quantities estimated as of December 31, 1996, reflect a net decrease over 1995, after production, of approximately 279 Bcfe of natural gas. The proved reserves as of December 31, 1996, were prepared by MESA's engineers and Williamson Petroleum Consultants, MESA's independent petroleum engineering firm ("Williamson"). Williamson engineers determined reserve quantities for the Hugoton and West Panhandle areas which represent approximately 95% of MESA's net reserves. Reserves for the Gulf Coast and other areas were determined by MESA engineers.

     Reserve quantities for the Hugoton properties as determined by Williamson engineers as of December 31, 1996, are approximately 8% lower than reserves estimated by MESA engineers at December 31, 1995 after giving effect to 1996 production. Substantially all of the reduction was attributable to proved reserve estimate differences in the Hugoton field of Kansas.

     In the West Panhandle field, reserves were revised upward to reflect the development drilling results over the past year and the restructuring of its contractual arrangements in the field. In the Gulf of Mexico, reserve additions resulted from exploratory and development drilling in 1994, 1995 and 1996.

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

Capitalized Costs and Costs Incurred
------------------------------------
(Unaudited)

     Capitalized costs relating to oil and gas producing activities at December 31, 1996, 1995, and 1994 and the costs incurred during the years then ended are set forth below (in thousands):

                                          1996         1995         1994
Capitalized Costs:                     ----------   ----------   ----------
     Proved properties................ $1,971,026   $1,897,168   $1,865,004
     Unproved properties..............      4,658        2,995        2,838
     Accumulated depreciation,
       depletion and amortization.....   (941,266)    (834,304)    (753,827)
                                       ----------   ----------   ----------
          Net......................... $1,034,418   $1,065,859   $1,114,015
                                       ==========   ==========   ==========
Costs Incurred:
     Exploration and development:
          Proved properties........... $       11   $      269   $      523
          Unproved properties.........      1,863          157        2,425
          Exploration costs...........     11,996        8,167        5,157
          Development costs...........     27,624       14,572       14,043
                                       ----------   ----------   ----------
               Total exploration and
                 development..........     41,494       23,165       22,148
                                       ----------   ----------   ----------
     Plants and facilities:
          Processing plants...........      4,400        1,850        3,248
          Field compression facilities      2,975       10,561        3,129
          Other.......................      1,367        3,354        5,168
                                       ----------   ----------   ----------
               Total plants and
                 facilities...........      8,742       15,765       11,545
                                       ----------   ----------   ----------
     Total costs incurred............. $   50,236   $   38,930   $   33,693
                                       ==========   ==========   ==========
     Depreciation, depletion
       and amortization............... $   98,382   $   80,513   $   89,413
                                       ==========   ==========   ==========

Estimated Quantities of Reserves
--------------------------------
(Unaudited)                                  Years Ended December 31
                                       ------------------------------------
Natural Gas (MMcf)                        1996         1995         1994
-----------                            ----------   ----------   ----------

Proved Reserves:
     Beginning of year................  1,218,029    1,303,187    1,202,444
          Extensions and discoveries..     12,543       29,728        6,211
          Purchases of producing
            properties................        --         1,000          822
          Revisions of previous
            estimates.................   (108,901)     (38,574)     176,049
          Improved recovery...........         53          --            --
          Production..................    (84,001)     (77,312)     (82,339)
                                       ----------   ----------   ----------
     End of year......................  1,037,723    1,218,029    1,303,187
                                       ==========   ==========   ==========
Proved Developed Reserves:
     Beginning of year................  1,160,751    1,257,883    1,159,453
                                       ==========   ==========   ==========
     End of year......................    992,523    1,160,751    1,257,883
                                       ==========   ==========   ==========

                                             Years Ended December 31
Natural Gas Liquids, Oil               ------------------------------------
and Condensate (MBbls)                    1996         1995         1994
------------------------               ----------   ----------   ----------

Proved Reserves:
     Beginning of year................    111,418       89,428       82,446
          Extensions and discoveries..      2,034        3,121          491
          Purchases of producing
            properties................        --             5            1
          Revisions of previous
            estimates.................    (11,510)      26,630       13,947
          Improved recovery...........        371          --            --
          Production..................     (7,399)      (7,766)      (7,457)
                                       ----------   ----------   ----------
     End of year......................     94,914      111,418       89,428
                                       ==========   ==========   ==========
Proved Developed Reserves:
     Beginning of year................    105,197       85,656       79,294
                                       ==========   ==========   ==========
     End of year......................     89,499      105,197       85,656
                                       ==========   ==========   ==========

* Proved natural gas liquids, oil and condensate reserve quantities include oil and condensate reserves at December 31 of the respective years as follows: 1996, 6,863 MBbls; 1995, 9,521 MBbls; and 1994, 5,031 MBbls.

* In addition to the proved reserves disclosed above, MESA owned proved helium reserves at December 31 of the respective years as follows:
   1996, 4,771 MMcf; 1995, 3,670 MMcf; and 1994, 4,457 MMcf.

Standardized Measure of Future Net Cash Flows from Proved Reserves
------------------------------------------------------------------
(Unaudited)
                                                   December 31
                                       ------------------------------------
                                          1996         1995         1994
                                       ----------   ----------   ----------
                                                  (in thousands)

Future cash inflows................... $5,957,298   $3,804,371   $3,513,282
Future production and
  development costs:
     Operating costs and
       production taxes............... (1,390,897)  (1,257,957)  (1,192,005)
     Development and
       abandonment costs..............   (139,015)     (96,594)     (95,441)
Future income taxes................... (1,095,353)    (296,987)    (211,076)
                                       ----------   ----------   ----------
Future net cash flows.................  3,332,033    2,152,833    2,014,760
     Discount at 10% per annum........ (1,938,318) (1,186,644)  (1,080,578)
                                       ----------   ----------   ----------
Standardized Measure.................. $1,393,715   $  966,189   $  934,182
                                       ==========   ==========   ==========
Future net cash flows
  before income taxes................. $4,427,386   $2,449,820   $2,225,836
                                       ==========   ==========   ==========
Standardized Measure
  before income taxes................. $1,835,608   $1,040,413   $  988,325
                                       ==========   ==========   ==========
----------
* The estimate of future income taxes is based on the future net cash flows from proved reserves adjusted for the tax basis of the oil and gas properties but without consideration of general and administrative and interest expenses.

Changes in Standardized Measure
-------------------------------
(Unaudited)
                                               Years Ended December 31
                                       ------------------------------------
                                          1996         1995         1994
                                       ----------   ----------   ----------
                                                  (in thousands)

Standardized Measure at
  beginning of year................... $  966,189   $  934,182   $  986,931
                                       ----------   ----------   ----------
Revisions of reserves
  proved in prior years:
     Changes in prices and
       production costs...............  1,132,709       52,724     (121,300)
     Changes in quantity estimates....   (215,046)      71,673      151,538
     Changes in estimates of
       future development and
       abandonment costs..............    (54,334)     (18,424)     (27,343)
     Net change in income taxes.......   (367,669)     (20,081)      27,666
     Accretion of discount............    104,041       98,833      106,874
     Other, primarily timing
       of production..................    (32,784)     (94,511)     (80,650)
                                       ----------   ----------   ----------
          Total revisions.............    566,917       90,214       56,785
Extensions, discoveries and
  other additions, net of future
  production and development costs....     41,622       61,259        8,075
Purchases of proved properties........       --          1,692          463
Sales of oil and gas produced,
  net of production costs.............   (225,818)    (154,231)    (146,267)
Sales of producing properties.........       --           --           --
Previously estimated development
  and abandonment costs incurred
  during the period...................     44,805       33,073       28,195
                                       ----------   ----------   ----------
Net changes in Standardized Measure...    427,526       32,007      (52,749)
                                       ----------   ----------   ----------
Standardized Measure at end of year... $1,393,715   $  966,189   $  934,182
                                       ==========   ==========   ==========

Quarterly Results
-----------------
(Unaudited)
                                             Quarters Ended
                           -------------------------------------------------
                           March 31   June 30   September 30  December 31
                           --------   --------  ------------  -----------
                                 (in thousands, except per share data)
1996:
----
     Revenues............  $ 80,643   $ 71,322    $ 66,752     $ 92,694
                           ========   ========    ========     ========
     Gross profit(1).....  $ 31,451   $ 32,284    $ 26,173     $ 43,684
                           ========   ========    ========     ========
     Net income (loss)...  $  1,057   $  4,547    $(72,912)    $ 16,261
                           ========   ========    ========     ========
     Net income (loss)
       per common share
       and common share
       equivalent........  $    .02   $    .07    $  (1.20)    $    .17
                           ========   ========    ========     ========

     Net income (loss)
       per common share
       assuming full
       dilution..........  $    .02   $    .07    $  (1.20)    $    .09
                           ========   ========    ========     ========

1995:
----
     Revenues............  $ 62,247   $ 59,174    $ 48,967     $ 64,571
                           ========   ========    ========     ========
     Gross profit(1).....  $ 23,922   $ 23,776    $ 10,253     $ 23,367
                           ========   ========    ========     ========
     Net loss............  $ (7,894)  $(13,953)   $(32,473)    $ (3,248)
                           ========   ========    ========     ========
     Net loss per
       common share......  $   (.12)  $   (.22)   $   (.51)    $   (.05)
                           ========   ========    ========     ========

----------

     (1) Gross profit consists of total revenues less lease operating expenses, production and other taxes and DD&A.

                         INDEX TO EXHIBITS
                         -----------------

 Exhibit No.   Description
 -----------   -----------

     10.26 - Employment Agreement dated as of August 21, 1996, between MESA Inc., a Texas corporation, and Ira Jon Brumley, a Texas resident.

     20     -  Summary Report on MESA's Hugoton and West Panhandle field properties relating to proved oil and gas reserves at December 31, 1996, as prepared by Williamson Petroleum
               Consultants, Inc.

     21     -  List of Subsidiaries of MESA.

     27     -  Article 5 of Regulation S-X Financial Data Schedule
               for Year-End 1996 Form 10-K.