Form 10-K/A
period 1996-12-31
MESA INC
filed 1997-05-01
CIK 877930

--------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-K\A
                                  ===========

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

         Securities registered pursuant to Section 12(b) of the Act:



                                                         Name of Each Exchange
            Title of Each Class                           on Which Registered
-------------------------------------------             -----------------------
Common Stock, $.01 par value.........................   New York Stock Exchange
Series A 8% Cumulative Convertible Preferred Stock...   New York Stock Exchange

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

    Aggregate market value of 62,686,137 common shares held by non-affiliates of Registrant at the closing price on April 28, 1997, of $4.875: approximately $305.6 million.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                  None.

--------------------------------------------------------------------------------

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

MESA

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

     MESA had approximately 1.6 Tcfe of proved reserves as of December 31, 1996 with a net present value before income taxes, discounted at 10%, of approximately $1.8 billion. Approximately 93% of MESA's estimated proved reserves are proved developed producing with an estimated reserve life in excess of 12 years. MESA operates the wells attributable to 95% of its reserves. Currently, about 95% of MESA's reserves are concentrated in the Hugoton field in southwest Kansas and the West Panhandle field in Texas. These fields are considered to be among the premier natural gas properties in the United States and are characterized by long lived reserves and stable, high margin production. MESA owns and operates substantially all of the gas processing facilities that service its reserves in the two fields and substantially all of the gathering assets related to its Hugoton reserves. MESA also has a significant and growing presence offshore in the Gulf of Mexico where it has operated since the early 1970's. MESA currently has interests in 56 blocks in the Gulf of Mexico, covering an aggregate of approximately 141,000 net acres, much of which is covered by 3-D seismic data. The Greenhill and Liquids Acquisitions further strengthen MESA's asset base as well as provide MESA with a new core area in the inland waters of

Louisiana. After giving effect to the Greenhill and Liquids Acquisitions, approximately 60% of MESA's total equivalent proved reserves will be natural gas, 30% will be NGLs and 10% will be oil and condensate. See
 "Business -- Properties" and "Management's Discussion and Analysis - Capital Resources and Liquidity."

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

Subsequent Events

     Proposed Merger with Parker & Parsley

     On April 6, 1997, MESA and Parker & Parsley Petroleum Company, a Delaware corporation ("Parker & Parsley"), entered into an agreement and plan of merger ("Merger Agreement") to merge and create Pioneer Natural Resources Company ("Pioneer"), a Delaware corporation (the "Pioneer Merger"). The consummation of the transactions contemplated in the Merger Agreement is subject to the approval of the shareholders of each of MESA and Parker & Parsley. If the Merger Agreement is approved, when the business combination is completed, (i) each seven outstanding shares of MESA Common Stock will be converted into the right to receive one share of Pioneer Common Stock ("MESA Conversion Number"),
(ii) each seven outstanding shares of MESA's Series A 8% Cumulative Convertible Preferred Stock and MESA's Series B 8% Cumulative Convertible Preferred Stock will be converted into the right to receive either (a) 1.25 shares of Pioneer Common Stock ("MESA Common Consideration") or (b) one share of Pioneer's Series A 8% Cumulative Convertible Preferred Stock ("MESA Preferred Consideration), in each case as the holder thereof shall elect or be deemed to elect (provided that if the holders of a majority of the outstanding MESA Series A Preferred Stock or MESA Series B Preferred Stock, each voting as a separate class, vote in favor of the Merger Agreement, then all holders of the series for which the vote has been obtained will receive the MESA Common Consideration) and (iii) each outstanding share of Parker & Parsley Common Stock will be converted into the right to receive one share of Pioneer Common Stock ("Parker & Parsley Conversion Number").

     In reaching a conclusion to recommend the Merger Agreement, MESA considered a number of strategic, financial and other factors, including:

     GROWTH STRATEGY - MESA considered how the various aspects of combining with Parker and Parsley to form Pioneer would achieve the expansion and growth strategies that MESA had established, particularly, increasing reserves, production and cash flow by expanding into new core areas that would provide a large inventory of reinvestment projects. MESA believes that the complementary nature of the two companies will provide a strong foundation for a successful growth strategy that will produce superior returns to Pioneer's stockholders.

     PROPERTY CHARACTERISTICS - MESA considered many aspects of the Parker & Parsley properties to be attractive in the context of a merger with MESA, specifically the high level of operational control, the concentration of reserves, the domestic location of the properties and their long life nature. MESA believes these four factors combine to give reinvestment projects on these properties a better chance of success.

     BENEFITS OF A LARGER ENTERPRISE - MESA considered that the Pioneer Merger would create a substantial pool of reserves and production capacity, and considered the benefits of the potential economies of scale that might arise. In particular, MESA considered the benefits of purchasing power and operational synergies and the fact that the combined entity should produce significantly greater cash flows than MESA, which should allow MESA's stockholders to participate in opportunities that might not otherwise be available to MESA for growth through acquisitions, development and exploration, and that would have different risk and reward characteristics.

     IMPROVED CAPITAL STRUCTURE - MESA considered the potential benefits of a simpler capital structure and larger public equity float, particularly that the conversion of all of the MESA Series B Preferred Stock and all or a portion of the MESA Series A Preferred Stock into Pioneer Common Stock in the Pioneer Merger would lead to a better understanding of the combined entity's equity value in the investment community. MESA also considered that MESA's stockholders should enjoy enhanced liquidity as a result of Pioneer's larger stockholder base and the increased visibility resulting from heightened market research and institutional investor focus on a larger combined entity.

     MANAGEMENT - MESA also considered the depth and breadth of management of Parker & Parsley, including Scott Sheffield, who will serve as Pioneer's Chief Executive Officer, whom MESA considers to be among the most experienced and successful builders of independent oil and gas companies in the United States.

     FINANCIAL - MESA reviewed a financial analysis of the impact of the Pioneer Merger on the balance sheet and cash flow of the combined company which showed, among other things, that discretionary cash flow per share would be accretive to MESA's shareholders in 1998.

     MERGER AGREEMENT - MESA considered the terms and conditions of the Merger Agreement, including, without limitation, the consideration to be received by each class of MESA stockholders in the Pioneer Merger (which is anticipated to be a tax free reorganization) and the stockholder approval requirements of the Merger Agreement.

     Greenhill Acquisition

     On April 15, 1997, MESA acquired all of the outstanding capital stock of Greenhill from Western Mining Corporation (USA) for $267 million. The Greenhill properties, which are concentrated in four producing areas, had estimated proved reserves of 30 MMBOE as of December 31, 1996, with a net present value of estimated future net cash flows before income taxes, discounted at 10%, of approximately $300 million. These properties have had cumulative historical production of over 930 MMBOE.

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

     The closing of the Greenhill Acquisition was financed by borrowings under the Company's bank credit facility (the "Credit Facility").

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

     Reserves

     The following table summarizes the estimated proved reserves and estimated future cash flows associated with MESA's oil and gas properties, by major areas of operations, as of December 31, 1996, as estimated in accordance with Securities and Exchange Commission ("Commission") guidelines:


                            ------------------------------------------------
                                        West     Gulf of
                             Hugoton  Panhandle  Mexico   Other      Total
                            --------- --------- -------- --------  ---------
Proved reserves:
 Natural gas (MMcf)......   691,412    288,444   27,332   30,534   1,037,722
 Natural gas liquids
  (MBbls)................    45,418     42,498      120       15      88,051
 Oil and condensate
  (MBbls)................       --       3,971    2,188      704       6,863
 Natural gas
  equivalents (MMcfe)....   963,920    567,258   41,180   34,848   1,607,206
  % Developed............     99.9%      91.8%    82.1%    34.2%       95.2%
  % Natural gas..........     71.7%      50.8%    66.4%    87.6%       64.6%
Present value of future
  net cash flows, before
  income taxes,
  discounted at 10%
  (in millions)..........  $1,129.7     $611.4    $67.6    $26.9    $1,835.6
Present value of future
  net cash flows, after
  income taxes,
  discounted at 10%
  (in millions)..........    $857.8     $464.2    $51.3    $20.4    $1,393.7


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

     As of December 31, 1996, MESA's West Panhandle properties represented approximately 35% of MESA's equivalent proved reserves, and approximately 33% of the present value of estimated future net cash flows, determined in accordance with Commission guidelines. Production from the West Panhandle properties accounted for approximately 31%, 33%, and 36% of MESA's oil and gas revenues for the years ended December 31, 1996, 1995, and 1994, respectively. MESA has identified over 100 locations that have additional production potential in new areas or deeper zones, of which MESA plans to redrill 58 in 1997 and the balance in 1998. See "Production--West Panhandle Field."

     Gulf of Mexico

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

     MESA has owned and operated properties in the Gulf of Mexico since 1970. Beginning in late 1994, MESA began to direct a greater portion of its capital spending towards exploration and development in the Gulf of Mexico. Since that time, MESA has successfully completed 21 out of 24 wells adding 63 Bcfe to proved reserves. As a result, MESA's offshore production increased by approximately 50% on a thousand cubic feet of natural gas equivalent ("Mcfe") basis from 1994 to 1995, and by an additional 58% on an Mcfe basis from 1995 to 1996. MESA currently plans to drill up to seven exploratory wells on its existing properties in the remainder of 1997. Because MESA has existing production facilities offshore, it has been able to bring new wells on production quickly and at a lower cost than could be achieved otherwise. MESA currently owns interests in 56 blocks in the Gulf of Mexico, which cover an aggregate of approximately 141,000 net acres.

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

     Satanta Natural Gas Processing Plant

     The Satanta Plant was built in 1993 and has the capacity to process 250 MMcf of natural gas per day, enabling MESA to extract NGLs from substantially all of the gas produced from its Hugoton field properties as well as third party producers' gas. The Satanta Plant also has the ability to extract helium from the gas stream. In 1996 the Satanta Plant averaged 193 MMcf per day of inlet gas and produced a daily average of 10.6 MBbls of NGLs, 706 Mcf of contained helium, and 144 MMcf of residue natural gas.

     In November 1996 MESA commenced a natural gas processing alliance with Anadarko Petroleum Corporation ("Anadarko") and Western Resources
Mid-Continent Market Center which provides for MESA to process up to 55 MMcf per day of Anadarko's gas at MESA's Satanta Plant. Such agreement filled excess capacity at the Satanta Plant. MESA is also focusing its efforts on obtaining additional dedications of third-party natural gas to the Satanta plant and, if successful, plans to expand the plant's processing capacity.

     Fain Natural Gas Processing Plant

     The Fain plant, which was built in the 1960s and had its most recent substantial upgrade in 1993, currently has inlet capacity of 140 MMcf per day. In 1996 the Fain plant averaged 77 MMcf per day of inlet gas and produced a daily average of 8.2 MMbls of NGLs and condensate, 14 Mcf of contained helium and 59 MMcf of residue natural gas.

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

Significant 1996 Drilling & Leasing Activities

     During 1996, MESA participated in 49 (36.5 net) wells, 48 development wells and one exploratory well, a 96% increase over 1995's well total of 25. The Company's 1996 drilling programs achieved an overall success rate of 100%. A summary of significant 1996 activities follows.

     Gulf of Mexico. At December 31, 1996, MESA had a 56.2% average interest in 56 offshore blocks and ownership in 32 platforms of which it operates 15.

     The South Marsh Island 155/156 (MESA 37%) blocks are located 90 miles offshore Louisiana in 250 feet of water. Discovered in 1979, these leases have recorded 61.6 Bcf of natural gas and 4.8 MMBbls of oil and condensate cumulative production. Prior to the 1996 drilling program, production had declined to 4 MMcf of natural gas and 300 barrels of condensate per day. Five new development wells were drilled and completed from the existing platform. Production was immediately brought on-line as the necessary facilities were already in place. The combined gross producing rate as of December 31, 1996 for this block was 27 MMcf of natural gas and 650 Bbls of condensate per day.

     The South Pass 78 (MESA 25%) federal lease is situated 10 miles off Louisiana's Mississippi River delta in water depth of 225 feet. It has been producing since 1981 with cumulative gross production through 1996 of 225 Bcfe. A four-well development program on this offshore block was initiated in 1995, and all of the wells were successfully completed in 1996. With the platform and production facilities already in existence, production commenced immediately after completion of the wells. As of December 31, 1996, these four wells alone produced 13 Bcf of gas and had a combined gross production rate of 29 MMcf of natural gas per day. Additional drilling on the South Pass 78 block is planned for 1997.

     The East Cameron 322/323 (MESA 100%) federal leases, located 95 miles offshore Louisiana in 220 feet of water, are another mature field being further developed. Cumulative production from these blocks from 1975 through year-end 1996 totaled 6.4 MMBbls of oil and condensate and 17.9 Bcf of natural gas. Drilling began January 23, 1997 on the first of five Phase II development wells. Target depths range from 3,600 feet to 5,200 feet. The initial three wells were successful in finding multiple productive sands and have been cased to total depth in preparation for completion after the remaining two wells are drilled. The complete program should be finalized by the end of the second quarter. Phase I took place in 1994 with the drilling of four successful wells that produced up to a combined gross daily rate of 4 MMcf of gas and 3,200 barrels of oil. Total drilling and completion costs were recovered in 13 months. Similar results are anticipated for this new phase of development which has potential reserves of 19 Bcfe.

     MESA, bidding alone and with partners, was the successful bidder on 11 out of 15 offshore blocks for which it submitted bids in two 1996 Gulf of Mexico
(GOM) outer continental shelf lease sales. The MMS awarded Mesa six blocks in the Central GOM Lease Sale held on April 24, 1996 and five blocks in the Western GOM Lease Sale on September 25, 1996. These new leases cover 57,340 gross acres (39,685 net) and were acquired at a net cost of $1,664,760, or $41.95 per net acre. Six blocks are located near production facilities in which MESA has an interest, thereby providing an opportunity to expedite production. Of the eleven tracts, five are located offshore Texas in the High Island and Galveston areas, and six are offshore Louisiana in the Eugene Island, West Delta and South Pass areas. MESA has 100% interest in the five leases off Texas and the one at Eugene Island. MESA's interest is 25% in the remaining five blocks which offset South Pass 78 discussed above. It is anticipated that drilling will begin on one or more of these blocks during 1997.

     West Panhandle Field. During 1996, 24 Brown Dolomite wells and 12 Red Cave wells were drilled. By year-end, 34 of these wells were completed and producing, increasing initial deliverability approximately 20 MMcf per day. The two remaining wells were completed in January 1997.

Significant 1997 Drilling & Leasing Activities

     MESA anticipates spending roughly $118 million on currently identified development and exploration projects during 1997, of which approximately $40 million will be allocated toward properties acquired in the Greenhill Acquisition. MESA is planning to drill 10 exploratory wells and approximately 100 development wells.

     Phase II drilling began at East Cameron 322/323 (MESA 100%) in late January 1997 on the first of five development wells. All five wells have been drilled and cased for completion after encountering multiple oil and gas sands between 3,700 and 5,300 feet. East Cameron 322/323 is a mature field that began production for MESA in 1975, and has benefited from application of new exploration and drilling technology to identify and develop remaining reserves. MESA successfully completed Phase I of East Cameron 322/323 in 1995. The completion phase of Phase II of the program should be concluded by the end of the second quarter.

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

1997 Exploration Outlook

     MESA's exploration strategy is to expand geographically and to identify potential prospects with the likelihood of significant follow-up development drilling. MESA is seeking such opportunities in the Gulf Coast, Midcontinent, Permian Basin and Rocky Mountain regions. MESA will grow in these areas in conjunction with its reserve acquisition program. In-house prospect generation will be supplemented with joint ventures, seismic options and farm-in opportunities.

     MESA has a large inventory of Gulf of Mexico prospects under evaluation. MESA has 100% interest in 15 blocks and 25% interest in five others, all acquired since 1994 in federal lease sales. Additional undrilled exploratory prospects are located on 10 producing leases where MESA's interest varies from 5% to 100%.

     The 1997 exploration budget is $32 million, a 129% increase over 1996. This amount includes $8 million for acquisition of leases and seismic data and $24 million for exploratory drilling.

     Blocks budgeted for drilling in 1997 include High Island A-299 (MESA 100%), High Island A-326 (MESA 100%) High Island A-546 (MESA 100%), South Pass 57/58 (MESA 33%), South Pass 78 area (MESA 25%) and West Delta 61 (MESA 10%). Each of these plays is based on interpretation of 3-D seismic data.

     From time to time, MESA will seek to fund high-risk exploration through joint ventures, giving up a percentage interest in a project to a partner who agrees to fund a portion of the costs incurred from exploratory drilling or from the acquisition and interpretation of 3-D seismic surveys. These arrangements allow MESA to share the risk of an exploratory play with another party while benefiting from any success of the project.

Producing Acreage and Wells, Undeveloped Acreage

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

Masterson

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

     None.

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

     The following table sets forth, for the periods indicated, the high and low closing prices for MESA's common stock as reported by the New York Stock
Exchange:


                                                            Common Stock
                                                           --------------
                                                            High     Low
                                                           ------   ------
1997:
     First Quarter........................................ $6-1/2   $5

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


                                                           As of or for the Years Ended December 31
                                           -----------------------------------------------------------------------
                                               1996          1995            1994            1993           1992
                                           -----------    -----------    -----------    -----------    -----------
                                                         (in thousands, except per share data)
Revenues ...............................   $   311,411    $   234,959    $   228,737    $   222,204    $   237,112
                                           ===========    ===========    ===========    ===========    ===========

Operating income .......................   $    96,688    $    47,965    $    28,683    $    22,012    $    26,221
                                           ===========    ===========    ===========    ===========    ===========
Net loss from continuing operations
 attributable to common ................   $    (1,183)   $   (57,568)   $   (83,353)   $  (102,448)   $   (89,232)
                                           ===========    ===========    ===========    ===========    ===========
Net loss from continuing operations
 per common share ......................   $      (.02)   $      (.90)   $     (1.42)   $     (2.61)   $     (2.31)
                                           ===========    ===========    ===========    ===========    ===========
Total assets ...........................   $ 1,213,879    $ 1,486,824    $ 1,483,959    $ 1,533,382    $ 1,676,523
                                           ===========    ===========    ===========    ===========    ===========
Long-term debt, including
 current maturities ....................   $   808,077    $ 1,236,743    $ 1,223,293    $ 1,241,294    $ 1,286,155
                                           ===========    ===========    ===========    ===========    ===========

     Net loss from continuing operations for 1996 excludes an extraordinary loss on debt extinguishment of $59.4 million and includes dividends on preferred stock of $9.5 million.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward-Looking Statements

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

Subsequent Events

     On April 6, 1997, MESA issued the Press Release announcing that it and Parker & Parsley had entered into a Merger Agreement to merge and create Pioneer. The consummation of the transactions contemplated in the Merger Agreement is subject to the approval of the shareholders of each of MESA and Parker & Parsley. If the Merger Agreement is approved, when the business combination is completed, (i) each seven outstanding shares of MESA Common Stock will be converted into the right to receive one share of Pioneer Common Stock ("MESA Conversion Number"), (ii) each seven outstanding shares of MESA's Series A 8% Cumulative Convertible Preferred Stock and MESA's Series B 8% Cumulative Convertible Preferred Stock will be converted into the right to receive either (a) 1.25 shares of Pioneer Common Stock ("MESA Common Consideration") or (b) one share of Pioneer's Series A 8% Cumulative Convertible Preferred Stock ("MESA Preferred Consideration), in each case as the holder thereof shall elect or be deemed to elect (provided that if the holders of a majority of the outstanding MESA Series A Preferred Stock or MESA Series B Preferred Stock, each voting as a separate class, vote in favor of the Merger Agreement, then all holders of the series for which the vote has been obtained will receive the MESA Common Consideration) and (iii) each outstanding share of Parker & Parsley Common Stock will be converted into the right to receive one share of Pioneer Common Stock ("Parker & Parsley Conversion Number").

     On February 7, 1997, MESA entered into a stock purchase agreement to purchase 100% of the outstanding capital stock of Greenhill. MESA paid $267 million for Greenhill at the closing of the transaction on April 15, 1997, net of cash received. The Greenhill Acquisition will be accounted for under the purchase method of accounting. However, because the purchase agreement provides for an effective date of January 1, 1997, MESA received the benefits of all Greenhill production and cash flow from the effective date to the closing date as part of the assets acquired. Under the purchase agreement, MESA will pay interest on the $270 million purchase price (less the $15 million deposit) at an annual rate of 10% from the effective date to the closing date. The purchase price was subject to adjustment for certain title and environmental matters.

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


                                                 Years Ended December 31
                                               ----------------------------
                                                 1996      1995      1994
                                               --------  --------  --------
     Revenues (in thousands):
          Natural gas......................... $184,595  $129,534  $139,580
          Natural gas liquids.................   97,561    75,321    72,771
          Oil and condensate..................   18,180    19,594     7,877
          Helium and other....................   11,075    10,510     8,509
                                               --------  --------  --------
               Total.......................... $311,411  $234,959  $228,737
                                               ========  ========  ========
     Natural Gas Production (MMcf):
          Hugoton.............................   46,821    48,871    51,986
          West Panhandle......................   19,268    20,357    22,983
          Gulf of Mexico......................   17,909     8,073     7,359
          Other...............................        3        11        11
                                               --------  --------  --------
               Total..........................   84,001    77,312    82,339
                                               ========  ========  ========
     Natural Gas Liquids Production (MBbls):
          Hugoton.............................    3,315     3,524     3,430
          West Panhandle......................    2,978     2,994     3,423
          Gulf of Mexico......................      163        48        53
          Other...............................        4         5         5
                                               --------  --------  --------
               Total..........................    6,460     6,571     6,911
                                               ========  ========  ========
     Oil and Condensate Production (MBbls):
          Hugoton.............................     --        --        --
          West Panhandle......................      211       118       164
          Gulf of Mexico......................      665     1,025       337
          Other...............................       63        52        45
                                               --------  --------  --------
               Total..........................      939     1,195       546
                                               ========  ========  ========


                                                      Years Ended December 31
                                                      -----------------------
                                                       1996    1995    1994
                                                      ------  ------  -------
     Weighted average sales price:
          Natural gas (per Mcf)
               Hugoton............................... $ 2.06  $ 1.32  $ 1.57
               West Panhandle........................   2.23    1.83    1.80
               Gulf of Mexico .......................   2.58    1.59    1.81
               Other.................................    .77     .54    1.29
                                                      ------  ------  ------
                    Average*......................... $ 2.19  $ 1.65  $ 1.67
                                                      ======  ======  ======
          Natural gas liquids (per Bbl)
               Hugoton............................... $14.60  $10.76  $10.03
               West Panhandle........................  16.06   12.33   11.06
               Gulf of Mexico........................  15.51   11.37   11.52
               Other.................................  13.96    8.77    8.58
                                                      ------  ------  ------
                    Average.......................... $15.21  $11.48  $10.55
                                                      ======  ======  ======
          Oil and condensate (per Bbl)
               Hugoton............................... $ --    $ --    $ --
               West Panhandle........................  18.74   14.13   13.38
               Gulf of Mexico........................  19.95   16.57   15.18
               Other.................................  20.07   16.48   14.43
                                                      ------  ------  ------
                    Average.......................... $19.39  $16.32  $14.58
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

     Results of operations for the years 1996, 1995, and 1994 include certain items which are either non-recurring or are not directly associated with MESA's oil and gas producing operations. The following table sets forth the amounts of such items (in thousands):


                                                   Years Ended December 31
                                                  -------------------------
                                                    1996     1995     1994
                                                  -------  -------  -------
  Gains from investments........................  $ 9,418  $18,420  $ 6,698
  Gains from collections from Bicoastal
    Corporation.................................    2,548    6,352   16,577
  Gain from adjustment of contingency reserve...   15,000      --       --
  Other.........................................   (1,929)   2,403   (4,011)
                                                  -------  -------  -------
          Total other income....................  $25,037  $27,175  $19,264
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

Capital Resources and Liquidity

     In August of 1996, MESA completed a recapitalization of its balance sheet by issuing new equity and repaying and refinancing substantially all of its then existing long-term debt. The Recapitalization included (i) a sale by private placement of approximately 58.8 million shares of a new class of Series B Preferred Stock for $133 million to DNR-MESA Holdings L.P., a Texas limited partnership ("DNR"), whose sole general partner is Rainwater, Inc., a Texas corporation owned by Richard E. Rainwater, and (ii) the issuance to MESA's then existing stockholders of rights (the "Rights Offering") to purchase a new class of Series A Preferred Stock. The Rights Offering was substantially over subscribed and resulted in such stockholders' purchase of approximately 58.6 million shares of Series A Preferred Stock for $132 million. In addition, as part of the Recapitalization, MESA entered into the new seven-year $525 million Credit Facility with a group of banks, issued and sold $475 million of senior subordinated notes consisting of $325 million of 10-5/8% senior subordinated notes (the "Senior Subordinated Notes") due in 2006 and $150 million initial accreted value of 11-5/8% senior subordinated discount notes (the "Senior Discount Notes") due in 2006.

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

     The Credit Facility is secured by liens on substantially all of MESA's assets and matures on June 30, 2003. Borrowings under the Credit Facility bear interest, at MESA's option, at Interbank Eurodollar rates plus 1-1/2%, CD rates plus 1-1/2%, Fed Funds rates plus 1% or the prime rate plus 1/2%. MESA has entered into a two-year interest rate swap ending on August 28, 1998, that fixes the interest rate on $250 million of borrowings under the Credit Facility at approximately 7-3/4%. The borrowing base for the Credit Facility is determined based on the value of MESA's proved oil and gas reserves and was initially set at $525 million. The borrowing base at December 31, 1996 was $525 million and, as of such date, $319 million was outstanding under the Credit Facility. MESA currently has a commitment letter from The Chase Manhattan Bank, N.A. to amend and restate the Credit Facility to increase the total amount of the Credit Facility to $650 million in connection with the Greenhill Acquisition. Borrowings under the Credit Facility will be used to fund the Greenhill Acquisition. The Credit Facility restricts, among other things, MESA's ability to incur additional indebtedness, create liens, pay dividends, acquire stock or make investments, loans or advances.

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

Price Risk Management

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

     Through financial swaps and fixed price sales contracts MESA fixed the price on approximately 90% of its first quarter 1997 natural gas production at $2.90 per MMBtu. As a result of physical sales contracts and other hedging arrangements, MESA's estimated fixed price profile for the balance of 1997 is as follows: 37 percent of expected natural gas production is hedged at an average of $2.27 per MMBtu; 11 percent of expected natural gas liquids production is hedged at an average $17.15 per Bbl; and 27 percent of expected oil and condensate production is hedged at an average of $22.10 per Bbl.

     In connection with acquisitions, MESA has and expects to continue to enter into hedging arrangements for all or a portion of the production on the acquired properties. Regarding the Greenhill acquisition, MESA hedged approximately 100% of its 1997 expected natural gas production at approximately $2.60 per MMBtu and approximately 30% of Greenhill's projected crude oil production at approximately $22.60 per barrel. Through the use of a collar, MESA created a $19.25 floor and a $25.50 cap for approximately 20% of the 1997 expected Greenhill crude oil production. For the year 1998, MESA fixed approximately 40% of the projected Greenhill natural gas production around $2.35. With respect to the Liquids acquisition, MESA sold approximately 100% of the crude oil and natural gas liquids at a net price of $21.00 per barrel and $18.66 per barrel, respectively, for the first three quarters of 1997.

     In addition to these hedges, MESA entered into an eight year agreement for 13,000 MMBtus of natural gas per day beginning in early 1997. Under this agreement, MESA will receive NYMEX Henry Hub plus $0.52 per MMBtu for the first two years and 10% of the NYMEX WTI crude oil price for the remaining six years.

Other

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

Net Operating Loss Carryforwards

     At December 31, 1996, MESA had a regular tax net operating loss ("NOL") carryforward of approximately $560 million. Additionally, MESA had an alternative minimum tax loss carryforward available to offset future alternative minimum taxable income of approximately $535 million. If not used, these carryforwards will expire between 2007 and 2011. As a result of the Recapitalization, MESA's ability to carry forward its NOLs is subject to the limitations of the Internal Revenue Code of 1986 (the "Code") Section 382 (which, in general, limits the utilization of NOL carryforwards subsequent to a substantial change (generally more than 50%) in corporate stock ownership). In particular, under Code Section 382, MESA's ability to carryforward its existing NOLs at the time of the Recapitalization ("Pre-change NOLs") to offset future taxable income and gain will be limited to the sum of (i) an annual allowance determined, in part, by reference to MESA's "value" immediately prior to the issuance of the Series B Preferred stock ("Valuation Date") and (ii) the amount of any net unrealized gain inherent in MESA's assets as of the Valuation Date ("Built In Gain") recognized over a five year period. The imposition of the above restrictions on MESA's Pre-change NOLs could result in a portion of those NOLs expiring before MESA is able to utilize them.


Cash Flow from Operating Activities

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     Set forth below is certain information concerning the directors and officers of MESA.


Name                          Age   Position
----------------------------  ---   ---------------------------------------

I. Jon Brumley (a)...........  58   Chairman of the Board, Chief Executive
                                    Officer, President and Director

Dennis E. Fagerstone........   48   Executive Vice President and Chief
                                    Operating Officer

Stephen K. Gardner..........   37   Senior Vice President and Chief Financial
                                    Officer

Edwin E. Hance..............   47   Senior Vice President-Operations

Henry F. Galpin.............   50   Vice President-Natural Gas Processing

G. Michael Prescott, III....   47   Vice President-Legal and Corporate
                                    Secretary

Kenneth H. Sheffield, Jr....   36   Vice President-Acquisitions and Development

M. Garrett Smith............   35   Vice President-Corporate Acquisitions

Edgar E. St. James..........   50   Vice President-Exploration

John V. Sobchak.............   37   Treasurer

Wayne A. Stoerner...........   44   Controller

John S. Herrington..........   57   Director

Kenneth A. Hersh (a)........   34   Director

Boone Pickens...............   68   Director

Richard E. Rainwater (a)....   52   Director

Philip B. Smith (a).........   45   Director

Robert L. Stillwell.........   60   Director


(a)   Indicates the Series B Preferred Stock Directors.

     MR. BRUMLEY has served as Chairman of the Board of Directors and Chief Executive Officer of MESA since August 1996. From 1986 to mid-1996, Mr. Brumley founded and served as Chairman of the Board of Directors of Cross Timbers Oil Company and from 1974 to 1985, Mr. Brumley served as President and Chief Executive Officer of Southland Royalty Company.

     MR. FAGERSTONE has served as Executive Vice President and Chief Operating Officer since March 1, 1997. From October 1996 to February 1997, Mr. Fagerstone served as Senior Vice President and Chief Operating Officer and from May 1991 to October 1996, Mr. Fagerstone served as Vice President - Exploration and Production. From June 1988 to May 1991, Mr. Fagerstone served as Vice President - Operations.

     MR. GARDNER has served as Senior Vice President and Chief Financial Officer since October 1996. From June 1994 to October 1996, Mr. Gardner served as Vice President and Chief Financial Officer. Mr. Gardner was employed by BTC Partners, Inc. (a former financial consultant to MESA) from January 1992 to May 1994 as Vice President and from May 1988 to December 1991 as Financial Analyst. From June 1987 to April 1988, Mr. Gardner served as Financial Analyst to Mesa, L.P., a predecessor of MESA. Mr. Gardner is a director of Bicoastal Corporation.

     MR. HANCE has served as Senior Vice President - Operations since March 1997. From October 1996 to March 1997 he served as Vice President Production. From January 1991 to October 1996, Mr. Hance served as Manager Engineering and Development and from 1986 to 1991, he served as Supervisor Drilling of MESA.

     MR. GALPIN has served as Vice President - Natural Gas Processing since March 1997. From October 1996 to March 1997, he served as Manager - Gas Processing, from February 1986 to October 1996 as a Supervisor - Gas Processing, and in various other capacities in the gas processing division of MESA from December 1980 until February 1986.

     MR. PRESCOTT has served as Vice President - Legal and Corporate Secretary since March 1997. From August 1994 to March 1997, he served as Acting General Counsel and Corporate Secretary, from February 1991 to August 1994 as Associate General Counsel and Corporate Secretary and from March 1987 to February 1991 as Senior Attorney.

     MR. SHEFFIELD has served as Vice President - Acquisitions and Development since March 1997. He served as Manager - Acquisitions and Engineering from October 1996 to March 1997, as Area Engineering Supervisor from January 1991 to October 1996 and in various other capacities in engineering since he joined MESA in June 1982.

     MR. SMITH (M. Garrett) has served as Vice President - Corporate Acquisitions since January 1997. From October 1996 to December 1996, Mr. Smith served as Vice President - Finance and from 1994 to 1996, he served as Director of Financial Planning. Mr. Smith was employed by BTC Partners, Inc. (a former financial advisor to MESA) as Vice President and other capacities from 1989 to 1994.

     MR. ST. JAMES has served as Vice President - Exploration since October 1996. From 1990 to October 1996, he served as Manager of Exploration and from

1986 to 1990 as Geological Supervisor. From 1978 to 1986, he served as a geologist for MESA in the Gulf Coast region.

     MR. SOBCHAK has served as Treasurer since October 1996. From 1994 to October 1996, Mr. Sobchak served as Director of Treasury Operations and from 1988 to 1994, as Business Development Analyst.

     MR. STOERNER has served as Controller since October 1996. From June 1996 to September 1996, he served as Manager - Accounting. From May 1991 to May 1996, he served as Supervisor - Financial and General Accounting and from January 1989 to April 1991, he served as Supervisor - Financial Reporting.

     MR. HERRINGTON has served as a director of MESA since January 1992.
Since December 1991, Mr. Herrington has been involved in personal investments and real estate activities. He was Chairman of the Board of Harcourt Brace Jovanovich, Inc. (publishing) from May 1990 to November 1991 and served as a director from May 1989 to May 1990. Mr. Herrington served as the Secretary of the Department of Energy of the United States from February 1985 to May 1990.

     MR. HERSH has served as a director of MESA since July 1996. Since 1994, he has served as Chief Investment Officer and director of Rainwater, Inc. and as a Managing Partner of Natural Gas Partners investment funds. From 1989 to 1994, he served as a Managing Partner of Natural Gas Partners, L.P. and from 1985 to 1987, as a member of the energy group of Morgan Stanley & Co. investment banking division. Mr. Hersh is a director of HS Resources, Inc. and Titan Exploration Inc.

     MR. PICKENS, the founder of MESA, has served as a director of MESA since its inception. From January 1992 to August 1996, he served as Chairman of the Board of Directors and Chief Executive Officer. From October 1985 to December 1991, Mr. Pickens served as General Partner of Mesa, L.P., predecessor of MESA, and as Director of Pickens Operating Co. (the corporate general partner of Mesa, L.P.). From 1964 to January 1987, Mr. Pickens served as Chairman of the Board and President of MESA in its original corporate form. Mr. Pickens is currently the Chairman of the Board of BP Capital LLC and Pickens Fuel Corp.

     MR. RAINWATER has served as a director of MESA since July 1996. Since 1986, Mr. Rainwater has been an independent investor and the sole shareholder, President and a director of Rainwater, Inc. Mr. Rainwater was the founder of Crescent Real Estate Equities, Inc. in 1994 and since that time has served as Chairman of the Board. He was the co-founder of Mid Ocean Limited in 1991, the founder of Columbia Hospital Corporation (predecessor to Columbia/HCA Healthcare Corporation) in 1987 and the founder of ENSCO International, Inc. in 1986. From 1970 to 1986, Mr. Rainwater served as the Chief Investment Advisor to the Bass Family of Texas.

     MR. SMITH (Philip B.) has served as a director of MESA since July 1996. Mr. Smith has served as President, Chief Executive Officer and a director of Tide West Oil Company since 1991. In 1996, Mr. Smith founded PRIZE Petroleum, L.L.C. From 1991 to 1996, Mr. Smith served as President, Chief Executive Officer and a director of Tide West Oil Company. From 1986 to 1991, he served as Senior Vice President of Mega Natural Gas Company and from 1980 to 1986, he held executive positions with two small exploration and production companies. From 1976 to 1980, Mr. Smith held various positions with Samson Resources

Company and from 1974 to 1976, he was a production engineer with Texaco, Inc. Mr. Smith is a director of HS Resources, Inc.

     MR. STILLWELL has served as a director of MESA since January of 1992, as a member of the Advisory Committee of Mesa, L.P., a predecessor MESA, from December 1985 to December 1991 and as a director of MESA in its original corporate form from 1969 to January 1987. Mr. Stillwell has been a partner in the law firm of Baker & Botts, L.L.P. for more than the last five years.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires MESA's officers and directors, and persons who own more than 10% of a registered class of MESA's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC) and the New York Stock Exchange. Officers, directors and holders of more than 10% of MESA's equity securities are required by SEC regulation to furnish MESA with copies of all Section 16(a) forms they file.

     Based on its review of the copies of such forms received by it, or written representations from certain reporting persons, MESA believes that, during the past year, all filing requirements applicable to the officers, directors and greater than 10% beneficial owners of MESA were complied with, except that one Form 4 filing by Mr. Pickens inadvertently omitted one day's transactions. Upon discovery of the error, a corrected Form 4 was immediately filed.

Item 11.  Executive Compensation

     The table set forth below contains certain information regarding compensation earned by, awarded to, or paid to the Chief Executive Officer, the other four most highly compensated executive officers of MESA and other former executive officers, as required, for services rendered to MESA during the years 1996, 1995 and 1994.

                          Summary Compensation Table
                          --------------------------

                                                Annual Compensation
                                        ----------------------------------
                                                             Other Annual
  Name and Principal Position    Year     Salary    Bonus     Compensation(1)
-------------------------------- ----    --------  --------   ------------
I. Jon Brumley, Chairman of the  1996(2) $180,142  $   --     $      --
  Board of Directors and Chief   1995        --        --            --
  Executive Officer              1994        --        --            --

Boone Pickens, Former            1996     947,596      --            --
  Chairman of the Board of       1995     675,000   175,000          --
  Directors and Chief Executive  1994     675,000      --            --
  Officer

Paul W. Cain, Former             1996     246,672      --            --
  President and Chief Operating  1995     400,020   150,000          --
  Officer                        1994     400,020   225,000          --

Dennis E. Fagerstone, Executive  1996     212,490    90,000          --
  Vice President and Chief       1995     199,980    50,000          --
  Operating Officer              1994     199,980   100,000          --

Stephen K. Gardner, Senior       1996     187,515   210,000          --
  Vice President and Chief       1995     175,020    40,000          --
  Financial Officer              1994(3)   92,095    60,000          --

M. Garrett Smith, Vice           1996(4)  137,490   200,000          --
  President-Corporate            1995        --        --            --
  Acquisitions                   1994        --        --            --

Edwin E. Hance, Senior Vice      1996(4)  131,235    40,000          --
  President-Operations           1995        --        --            --
                                 1994        --        --            --


                                          Long-Term
                                          Compensation
                                         Awards-Number
                                           of Shares
                                           Underlying       All Other
  Name and Principal Position     Year    Options/SARs    Compensation(5)
--------------------------------  ----   ---------------  ---------------
I. Jon Brumley, Chairman of the  1996(2)    1,600,000      $    18,014(6)
  Board of Directors and Chief   1995            --               --
  Executive Officer              1994            --               --

Boone Pickens, Former            1996            --             15,000(7)
  Chairman of the Board of       1995            --             35,914
  Directors and Chief Executive  1994         200,000        1,094,500(8)
  Officer

Paul W. Cain, Former             1996            --            415,020(9)
  President and Chief            1995            --             22,165
  Operating Officer              1994         150,000           93,503

Dennis E. Fagerstone, Executive  1996         500,000           30,249(10)
  Vice President and Chief       1995            --             14,663
  Operating Officer              1994          85,000           50,997

Stephen K. Gardner, Senior       1996         450,000           39,752(11)
  Vice President and Chief       1995            --             12,915
  Financial Officer              1994(3)      135,000           25,856

M. Garrett Smith, Vice           1996(4)      350,000           33,749(12)
  President-Corporate            1995            --               --
  Acquisitions                   1994            --               --

Edwin E. Hance, Senior Vice      1996(4)      200,000           20,624(13)
  President-Operations           1995            --               --
                                 1994            --               --


(1) Apart from the compensation set forth in the summary compensation table and under the plans and pursuant to the transactions described below, other compensation paid for services during the years ended December 31, 1996, 1995, and 1994, respectively, to each individual named in the summary compensation table aggregated less than 10% of the total salary and bonus reported for such individual in the summary compensation table, or $50,000, if lower.

(2)  Mr. Brumley became an officer of MESA in August 1996.

(3)  Mr. Gardner became an officer of MESA in June 1994.

(4)  Mr. Smith and Mr. Hance became officers of MESA in October 1996.

(5) Except as reflected in other notes, "All Other Compensation" consists of the following items. First, MESA maintains an Employees Premium Plan and a Profit Sharing Plan, both of which are retirement plans (the

     "Retirement Plans"), for all employees (see separate discussion below). MESA declared contributions to the Retirement Plans of 10%, 5% and 17% of each employee's compensation in 1996, 1995 and 1994, respectively. However, total employer contributions to the Retirement Plans for the account of a participant in any calendar year are limited as specified by the Internal Revenue Code (the "Code") and the Retirement Plans. See "Limitation on Contributions to Benefit Plans" below. The maximum annual amount of employer contributions to a participant's accounts in the Retirement Plans totaled $15,000 in 1996, $7,500 in 1995 and $25,500 in 1994. Second, to the extent that 10% of an employee's total compensation exceeded $15,000 in 1996, that 5% of an employee's total compensation exceeded $7,500 in 1995, and that 17% of an employee's total compensation exceeded $25,500 in 1994 (in each case, all employees with total compensation in excess of $150,000), MESA, as a matter of policy, paid the excess amount in cash to such employee. Third, in 1995 there was a reallocation to participant accounts of forfeitures in the Profit Sharing Plan from unvested balances in the accounts of employees who terminated during 1994.

(6) Includes the following: a $15,000 Retirement Plans contribution and a $3,014 payment in lieu of a Retirement Plans contribution in excess of the contribution limitation as described in Note 5 above.

(7)  Includes the following:  a $15,000 Retirement Plans contribution.

(8) Includes the following: a $25,500 Retirement Plans contribution; a $119,000 payment in lieu of a Retirement Plans contribution in excess of the contribution limitation as described in Note 5 above; a $950,000 bonus payment that has been deferred until Mr. Pickens' retirement and that was subject to his continued employment (except in certain events) through December 31, 1995, with respect to MESA's 1994 commodities and securities investment activities managed by him.

(9) Includes the following: a $15,000 Retirement Plans contribution; a $400,020 severance payment.

(10) Includes the following: a $15,000 Retirement Plans contribution; a $15,249 payment in lieu of a Retirement Plans contribution in excess of the contribution limitation as described in Note 5 above.

(11) Includes the following: a $15,000 Retirement Plans contribution; a $24,752 payment in lieu of a Retirement Plans contribution in excess of the contribution limitation as described in Note 5 above.

(12) Includes the following: a $15,000 Retirement Plans contribution; a $18,749 payment in lieu of a Retirement Plans contribution in excess of the contribution limitation as described in Note 5 above.

(13) Includes the following: a $15,000 Retirement Plans contribution; a $5,624 payment in lieu of a Retirement Plans contribution in excess of the contribution limitation as described in Note 5 above.

Employees Premium and Profit Sharing Plans

     MESA maintains the Retirement Plans for the benefit of its employees. Each year, the Company is required to contribute to the Employees Premium Plan 5% of the total compensation (as defined in the plan) paid to participants and may also contribute up to 12% of total compensation (as defined) to the Profit Sharing Plan. MESA declared contributions of 10%, 5% and 17% to the Retirement Plans in 1996, 1995 and 1994, respectively.

     Participants become 30% vested in their account balances in the Retirement Plans after three years of service and 40% vested after four years of service. Participants become vested an additional 20% for each additional year of service through year seven. Effective December 31, 1996, in conjunction with participant changes associated with the Company's recapitalization, all participants were fully vested in their account balances in the Retirement Plans as of that date. Previously, effective December 31, 1991, in conjunction with the conversion of the Partnership to the Company (the "Corporate Conversion"), all participants were fully vested in their account balances in the Retirement Plans as of that date as a result of certain property dispositions consummated in 1990 and 1991. Participants remain fully vested in their 1996 balances, but contributions in 1997 and later years under the Retirement Plans are subject to the vesting schedule described above.

     Prior years of service with the Company's predecessors are counted in the vesting schedule. Amounts accumulated and vested are distributable only under certain circumstances, including termination of the Retirement Plans.

Employees' 401K Plan

     In February 1997, MESA's Board of Directors approved a 401K plan for the MESA's employees which would be comprised of a voluntary 10% pre-tax contribution by the employees which would be matched by MESA on a 2-for-1 basis up to 5% (MESA would contribute up to 10%). In addition, MESA would maintain a discretionary profit sharing contribution of up to 5%. Rollout was scheduled for the summer of 1997, but has been put on hold pending the outcome of the shareholder votes on the Pioneer Merger.

Limitation on Contributions to Benefit Plans

     Total employer contributions to the Retirement Plans for the account of a participant in any calendar year are limited to the lesser of what is specified by the Code or by the Retirement Plans. The Code provides that annual additions to a participant's account may not exceed the lesser of $30,000 or 25% of the amount of the participant's annual compensation. The Retirement Plans provide that aggregate annual additions to a participant's account may not exceed 17% of eligible compensation as defined by the Retirement Plans. The eligible compensation per the Code was limited to $150,000 in 1996, $150,000 in 1995, and $150,000 in 1994. The Company, in its discretion, may determine to make cash payments of amounts attributable to an employee's participation in the Retirement Plans to the extent such amounts exceed the Code limitations. As a matter of general policy for employees of the Company, the Company makes annual cash payments directly to employees to the extent that the annual additions to the account of each such employee pursuant to the Retirement Plans would exceed the Code limitations.

                           MESA 1996 INCENTIVE PLAN

     The description set forth below represents a summary of the principal terms and conditions of the Incentive Plan and does not purport to be complete. Such description is qualified in its entirety by reference to the 1996 Incentive Plan of MESA (the "Mesa Incentive Plan").

  General

     On August 22, 1996, MESA's Board of Directors approved the Mesa Incentive Plan. The objectives of the Mesa Incentive Plan are to attract and retain key employees of MESA, to encourage the sense of proprietorship of such employees and to stimulate the active interest of such persons in the development and financial success of MESA. These objectives are to be accomplished by making awards ("Awards") under the Mesa Incentive Plan and thereby providing participants with a proprietary interest in the growth and performance of MESA.

     Key employees eligible for Awards under the Mesa Incentive Plan (the "Mesa Employees") are those who hold positions of responsibility and whose performance can have a significant effect on the success of MESA.

     Awards to Mesa Employees under the Mesa Incentive Plan may be made in the form of grants of stock options ("Options"), stock appreciation rights ("SARs"), restricted or non-restricted Common Stock or units denominated in Common Stock ("Stock Awards"), cash awards ("Cash Awards"), performance awards ("Performance Awards") or any combination of the foregoing.


     The Mesa Incentive Plan provides for future Awards to be made in respect of a maximum of 9,000,000 shares of MESA Common Stock. Shares of MESA Common Stock which are the subject of Awards that are forfeited or terminated, expire unexercised, are settled in cash in lieu of MESA Common Stock or in a manner such that all or some of the shares covered thereby are not issued or are exchanged for Awards that do not involve MESA Common Stock will again immediately become available for Awards under the Mesa Incentive Plan.

     The Mesa Incentive Plan will be administered by the Stock Option Committee of MESA's Board of Directors (the "Committee").

     The Committee will have the exclusive power to administer the Mesa Incentive Plan and to take all actions which are specifically contemplated thereby or are necessary or appropriate in connection with the administration thereof. The Committee will also have the exclusive power to interpret the Mesa Incentive Plan and to adopt such rules, regulations and guidelines for carrying out the purposes of the Mesa Incentive Plan as it may deem necessary or proper in keeping with the objectives thereof. The Committee may, in its discretion, provide for the extension of the exercisability of an Award, accelerate the vesting or exercisability of an Award, eliminate or make less restrictive any restrictions contained in an Award, waive any restriction or other provision of the Mesa Incentive Plan or an Award or otherwise amend or modify an Award in any manner that is either (i) not adverse to the Mesa Employee holding the Award or
(ii) consented to by such Employee.

     The Committee may delegate to the Chief Executive Officer and to other senior officers of MESA its duties under the Mesa Incentive Plan.

  Awards

     The Committee will determine the type or types of Awards made under the Mesa Incentive Plan and will designate the Employees who are to be recipients of such Awards. Each Award will be embodied in an agreement, which will contain such terms, conditions and limitations as determined by the Committee and will be signed by or on behalf of MESA and the Mesa Employee. Awards may be granted singly, in combination or in tandem. Awards may also be made in combination or in tandem with, in replacement of, or as alternatives to, grants or rights under the Mesa Incentive Plan or any other employee plan of MESA or any of its subsidiaries, including any acquired entity. All or part of an Award may be subject to conditions established by the Committee, which may include continuous service with MESA and its subsidiaries, achievement of specific business objectives, increases in specified indices, attainment of specified growth rates and other comparable measurements of performance.

     The types of Awards that may be made under the Mesa Incentive Plan are as follows:

     Options. Options are rights to purchase a specified number of shares of MESA Common Stock at a specified price. An option granted pursuant to the Mesa Incentive Plan may consist of either an incentive stock option ("ISO") that complies with the requirements of Section 422 of the Code or a nonqualified stock option ("NQSO") that does not comply with such requirements. Under the Mesa Incentive Plan, both ISOs and NQSOs must have an exercise price per share that is not less than 100% of the fair market value of the MESA Common Stock on the date of grant. In either case, the exercise price must be paid in full at the time an Option is exercised in cash or, if the Mesa Employee so elects, by means of tendering MESA Common Stock or surrendering another Award or any combination of cash, MESA Common Stock or other Awards. The Committee will determine acceptable methods for tendering MESA Common Stock or other Awards by a Mesa Employee to exercise an Option. The Committee may also provide for procedures to permit the exercise of Options by use of proceeds to be received from the sale of MESA Common Stock issuable pursuant to an Option. Subject to the foregoing, the terms, conditions and limitations applicable to any Options, including the term of any Options and the date or dates upon which they become exercisable, will be determined by the Committee.

     SARs. SARs are rights to receive a payment, in cash or MESA Common Stock, equal to the excess of the fair market value or other specified valuation of a specified number of shares of MESA Common Stock on the date the rights are exercised over a specified strike price. An SAR may be granted under the Mesa Incentive Plan to the holder of an Option with respect to all or a portion of the shares of MESA Common Stock subject to such Option or may be granted separately. The terms, conditions and limitations applicable to any SARs, including the term of any SARs and the date or dates upon which they become exercisable, will be determined by the Committee.

     Stock Awards. Stock Awards consist of restricted and non-restricted grants of MESA Common Stock or units denominated in MESA Common Stock. The terms, conditions and limitations applicable to any Stock Awards will be determined by the Committee. Without limiting the foregoing, rights to dividends or dividend equivalents may be extended to and made part of any Stock Award in the discretion of the Committee.

     Cash Awards. Cash Awards consist of grants denominated in cash. The terms, conditions and limitations applicable to any Cash Awards will be determined by the Committee.

     Performance Awards. Performance Awards consist of grants made to a Mesa Employee subject to the attainment of one or more performance goals. A Performance Award will be paid, vested or otherwise deliverable solely upon the attainment of one or more pre-established, objective performance goals established by the Committee. A performance goal may be based upon one or more business criteria that apply to the Mesa Employee, one or more subsidiaries of MESA or MESA as a whole, and may include any of the following: increased revenue, net income, stock price, market share, earnings per share, return on equity, return on assets, or decrease in costs. Subject to the foregoing, the terms, conditions and limitations applicable to any Performance Awards will be determined by the Committee.

  Other Provisions

     With the approval of the Committee, payments in respect of Awards may be deferred, either in the form of installments or a future lump sum payment, by any Mesa Employee. At the discretion of the Committee, a Mesa Employee may be offered an election to substitute an Award for another Award or Awards of the same or different type.

     MESA will have the right to deduct applicable taxes from any Award payment and withhold, at the time of delivery or vesting of cash or shares of Mesa Common Stock under this Plan, an appropriate amount of cash or number of shares of MESA Common Stock, or combination thereof, for the payment of taxes. The Committee may also permit withholding to be satisfied by the transfer to MESA of shares of MESA Common Stock previously owned by the holder of the Award for which withholding is required.

     MESA's Board of Directors may amend, modify, suspend or terminate the Mesa Incentive Plan for the purpose of addressing any changes in legal requirements or for any other purpose permitted by law, except that no amendment that would impair the rights of any Mesa Employee with respect to any Award may be made without the consent of such Mesa Employee.

     In the event of any subdivision or consolidation of outstanding shares of MESA Common Stock, declaration of a stock dividend payable in shares of Mesa Common Stock or other stock split, the Mesa Incentive Plan provides for the Committee to make appropriate adjustments to (i) the number of shares of Mesa Common Stock reserved under the Mesa Incentive Plan, (ii) the number of shares of MESA Common Stock covered by outstanding Awards in the form of MESA Common Stock or units denominated in MESA Common Stock, (iii) the exercise or other price in respect of such Awards and (iv) the appropriate fair market value and other price determinations for Awards in order to reflect such transactions. Furthermore, in the event of any other recapitalization or capital reorganization of MESA, any consolidation or merger of MESA with another corporation or entity, the adoption by MESA of any plan of exchange affecting the MESA Common Stock or any distribution to holders of MESA Common Stock of securities or property (other than normal cash dividends or stock dividends), MESA's Board of Directors will make appropriate adjustments to the amounts or other items referred to in clauses (ii), (iii) and (iv) above to give effect to such transactions, but only to the extent necessary to maintain the proportionate interest of the holders of the Awards and to preserve, without exceeding, the value thereof.

  Tax Implications of Awards

     Set forth below is a summary of the federal income tax consequences to Mesa Employees and Mesa as a result of the grant and exercise of Awards under the Mesa Incentive Plan. This summary is based on statutory provisions, Treasury regulations thereunder, judicial decisions and IRS rulings in effect on the date hereof.

     Nonqualified Stock Options; Stock Appreciation Rights; Incentive Stock Options. Mesa Employees will not realize taxable income upon the grant of a NQSO or a SAR. Upon the exercise of a SAR or NQSO, the Mesa Employee will recognize ordinary income (subject to withholding by MESA) in an amount equal to the excess of (i) the amount of cash and the fair market value of the MESA Common Stock received, over (ii) the exercise price (if any) paid therefor. The Mesa Employee will generally have a tax basis in any shares of MESA Common Stock received pursuant to the exercise of a SAR, or pursuant to the cash exercise of a NQSO, that equals the fair market value of such shares on the date of exercise. Subject to the discussion under "-- Tax Code Limitations on Deductibility" below, MESA (or a subsidiary) will be entitled to a deduction for federal income tax purposes that corresponds as to timing and amount with the compensation income recognized by the Mesa Employee under the foregoing rules.

     Employees will not have taxable income upon the grant of an ISO. Upon the exercise of an ISO, the Mesa Employee will not have taxable income, although the excess of the fair market value of the shares of MESA Common Stock received upon exercise of the ISO ("ISO Stock") over the exercise price will increase the alternative minimum taxable income of the Mesa Employee, which may cause such Mesa Employee to incur alternative minimum tax. The payment of any alternative minimum tax attributable to the exercise of an ISO would be allowed as a credit against the Employee's regular tax liability in a later year to the extent the Mesa Employee's regular tax liability is in excess of the alternative minimum tax for that year.

     Upon the disposition of ISO Stock that has been held for the requisite holding period (generally, at least two years from the date of grant and one year from the date of exercise of the ISO), the Mesa Employee will generally recognize capital gain (or loss) equal to the excess of the amount received in the disposition over the exercise price paid by the Mesa Employee for the ISO Stock. However, if a Mesa Employee disposes of ISO Stock that has not been held for the requisite holding period (a "disqualifying disposition"), the Mesa Employee will recognize ordinary income in the year of the disqualifying disposition in an amount equal to the amount by which the fair market value of the ISO Stock at the time of exercise of the ISO (or, if less, the amount realized in the case of an arm's length disqualifying disposition to an unrelated party) exceeds the exercise price paid by the Mesa Employee for such ISO Stock. The Mesa Employee would also recognize capital gain to the extent the amount realized in the disqualifying disposition exceeds the fair market value of the ISO stock on the exercise date. If the exercise price paid for the ISO Stock exceeds the amount realized (in the case of an arm's-length disposition to an unrelated party), such excess would ordinarily constitute a capital loss.

     MESA will generally not be entitled to any federal income tax deduction upon the grant or exercise of an ISO, unless the Mesa Employee makes a disqualifying disposition of the ISO Stock. If a Mesa Employee makes such a disqualifying disposition, MESA (or a subsidiary) will then, subject to the discussion below under "-- Tax Code Limitations on Deductibility," be entitled to a tax deduction that corresponds as to timing and amount with the compensation income recognized by the Mesa Employee under the rules described in the preceding paragraph.

     Under current rulings, if a Mesa Employee transfers previously held shares of MESA Common Stock (other than ISO Stock that has not been held for the requisite holding period) in satisfaction of part or all of the exercise price of an NQSO or ISO, no additional gain will be recognized on the transfer of such previously held shares in satisfaction of the NQSO or ISO exercise price (although the Employee would still recognize ordinary compensation income upon exercise of an NQSO in the manner described above). Moreover, that number of shares of MESA Common Stock received upon exercise which equals the number of shares of previously held MESA Common Stock surrendered therefor in satisfaction of the NQSO or ISO exercise price will have a tax basis that equals, and a holding period that includes, the tax basis and holding period of the previously held shares of MESA Common Stock surrendered in satisfaction of the NQSO or ISO exercise price. Any additional shares of MESA Common Stock received upon exercise will have a tax basis that equals the amount of cash (if any) paid by the Mesa Employee, plus the amount of compensation income recognized by the Mesa Employee under the rules described above.

     Cash Awards; Stock Unit Awards; Stock Awards. A Mesa Employee will recognize ordinary compensation income upon receipt of cash pursuant to a Cash Award or Performance Award or, if earlier, at the time such cash is otherwise made available for the Mesa Employee to draw upon it. A Mesa Employee will not have taxable income at the time of grant of a Stock Award in the form of units denominated in MESA Common Stock ("Stock Unit Award") but rather, will generally recognize ordinary compensation income at the time he receives MESA Common Stock in satisfaction of such Stock Unit Award in an amount equal to the fair market value of the MESA Common Stock received. In general, a Mesa Employee will recognize ordinary compensation income as a result of the receipt of MESA Common Stock pursuant to a Stock Award or Performance Award in an amount equal to the fair market value of the MESA Common Stock when such stock is received; provided, however, that if the stock is not transferable and is subject to a substantial risk of forfeiture when received, the Mesa Employee will recognize ordinary compensation income in an amount equal to the fair market value of the MESA Common Stock (a) when the MESA Common Stock first becomes transferable or is no longer subject to a substantial risk of forfeiture in cases where the Mesa Employee does not make an valid election under Section 83(b) of the Code or (b) when the MESA Common Stock is received in cases where the Mesa Employee makes a valid Section 83(b) election.

     A Mesa Employee will be subject to withholding for federal, and generally for state and local, income taxes at the time he recognizes income under the rules described above with respect to MESA Common Stock or cash received. Dividends that are received by a Mesa Employee prior to the time that the Mesa Common Stock is taxed to the Mesa Employee under the rules described in the preceding paragraph are taxed as additional compensation, not as dividend income. The tax basis of a Mesa Employee in the MESA Common Stock received will equal the amount recognized by him as compensation income under the rules described in the preceding paragraph, and the Mesa Employee's holding period in such shares will commence on the date of receipt of the shares.

     Tax Code Limitations on Deductibility. In order for the amounts described above to be deductible by MESA (or a subsidiary), such amounts must constitute reasonable compensation for services rendered or to be rendered and must be ordinary and necessary business expenses. The ability of Mesa (or a subsidiary) to obtain a deduction for future payments under the Mesa Incentive Plan could also be limited by the golden parachute payment rules of Section 280G of the Code, which prevent the deductibility of certain excess parachute payments made in connection with a change in control of an employer-corporation. Finally, the ability of MESA (or a subsidiary) to obtain a deduction for amounts paid under the Mesa Incentive Plan could be limited by Section 162(m) of the Code, which limits the deductibility, for federal income tax purposes, of compensation paid to certain employees of MESA to $1 million with respect to any such employee during any taxable year of MESA. However, an exception applies to this limitation in the case of certain performance-based compensation. It is intended that the approval of the Mesa Incentive Plan by the common stockholders of Mesa and the description of the Mesa Incentive Plan contained herein will satisfy certain requirements for the performance-based exception and Mesa will endeavor to comply with the requirements of the Code and Treasury Regulation Section 1.162-27 with respect to the grant and payment of performance-based awards under the Mesa Incentive Plan so as to be eligible for the performance-based exception. However, it may not be possible in all cases to satisfy the requirements for the exception and MESA may, in its sole discretion, determine that in one or more cases it is in its best interests to not satisfy the requirements for the performance-based exception.

     As of April 25, 1997, 3,570,000 shares are subject to issuance upon the exercise of outstanding options under the Mesa Incentive Plan.

     On April 29, 1997, the last reported sales price of MESA Common Stock on the New York Stock Exchange was $5 per share.

     The following table summarizes certain information covering cumulative options granted, before consideration of forfeitures and exercises, pursuant to the Mesa Incentive Plan to each executive officer, each person who has received 5% of the options reserved for issuance, all current executive officers as a group, and all current employees, including all current officers who are not executive officers, as a group, from inception of the Mesa Incentive Plan through April 25, 1997:

                              MESA INCENTIVE PLAN
                     SUMMARY OF GRANTS AS OF APRIL 25, 1997

                                                              CUMULATIVE       AVERAGE
                                                               OPTIONS        PER SHARE
                            NAME                               GRANTED      EXERCISE PRICE
                            ----                              ----------    --------------
I. Jon Brumley, Chief Executive Officer.....................    800,000        $  3.25
Dennis E. Fagerstone, Executive Vice President and
  Chief Operating Officer...................................    500,000        $4.0625
Stephen K. Gardner, Senior Vice President and Chief
  Financial Officer.........................................    450,000        $4.0625
Edwin E. Hance, Senior Vice President -- Operations.........    200,000        $4.0625
M. Garrett Smith, Vice President -- Corporate
  Acquisitions..............................................    350,000        $4.0625
John V. Sobchak, Treasurer..................................     50,000        $4.0625
Edgar E. St. James, Vice President -- Exploration...........    200,000        $4.0625
Wayne A. Stoerner, Controller...............................     50,000        $4.0625
Henry Galpin, Vice President -- Natural Gas Processing......     75,000        $4.0625
Gary M. Prescott, Vice President -- Legal...................     50,000        $5.6875
Kenneth H. Sheffield, Jr., Vice President -- Acquisitions
  and Development...........................................    100,000        $4.0625
All current executive officers as a group...................  2,825,000        $3.8612
All other current employees as a group......................    745,000        $4.6967

Approximately 29 employees have outstanding options as of April 25, 1997. As of such date, Mesa has 412 employees.


Stock Options

     The options granted and outstanding at December 31, 1996 have exercise prices and vesting schedules as set forth in the following table:


               Exercise                       Vesting Schedule
Number of      Price Per       --------------------------------------------
 Options         Share            30%         55%         80%        100%
---------      ---------       --------    --------    --------    --------
1,126,000      $ 6.8125        07/10/92    01/10/93    01/10/94    01/10/95
  132,500       11.6875        04/02/93    10/02/93    10/02/94    10/02/95
  100,850        5.8125        11/18/93    05/18/94    05/18/95    05/18/96
  475,000        7.3750        05/10/94    11/10/94    11/10/95    06/26/96
   75,000        6.1875        12/06/94    06/06/95    06/06/96    06/26/96
   20,000        5.6875        11/12/95    05/12/96        --      06/26/96
2,000,000        3.2500        02/21/97    08/21/97        --      08/21/98
2,150,000        4.0625        03/30/97    09/30/97        --      09/30/98
---------
6,079,350
=========

     The options and SARs granted in 1996 for the Chief Executive Officer, the other four most highly compensated executive officers of MESA and other former executive officers are as follows:


                         Number of      Percent of
                         Securities   Total Options/                           Grant
                         Underlying   SARs Granted to                          Date
                        Options/SARs   Employees in   Exercise or  Expiration  Present
                          Granted       Fiscal Year    Base Price    Date      Value
                        ------------  --------------  -----------  ----------  -------
I. Jon Brumley.........   1,600,000          39%          3.2500    08/21/06    3,264,000
Boone Pickens..........         --           --              --          --           --
Paul W. Cain...........         --           --              --          --           --
Dennis E. Fagerstone...     500,000          12%          4.0625    09/30/06    1,265,000
Stephen K. Gardner.....     450,000          11%          4.0625    09/30/06    1,138,500
M. Garrett Smith.......     350,000           8%          4.0625    09/30/06      885,500
Edwin E. Hance.........     200,000           5%          4.0625    09/30/06      506,000

* MESA used the Black-Scholes pricing model to estimate the fair value of the options at the date of grant. The following weighted-average assumptions were used in the valuation: a risk-free interest rate of 6.58%; a volatility factor of the expected market price of MESA's common Stock of .6816; no expected dividends; and weighted average expected option lives of five years. Using these assumptions, the weighted average Black-Scholes value for each option granted on August 21, 1996 and September 30, 1996 was $2.04 and $2.53, respectively.

     Options exercised in 1996 and the number and value of exercisable and unexercisable options at December 31, 1996, for the Chief Executive Officer, the other four most highly compensated executive officers of MESA and other former executive officers are as follows:

   Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End


                              Option/SAR Values
   -----------------------------------------------------------------------
                                       Year Ended December 31, 1996
                              ----------------------------------------------
                              Number of Shares Acquired
          Name                     on Exercise (1)            Value Realized
-------------------------     -------------------------       --------------
I. Jon Brumley                             --                   $     --
Boone Pickens                            38,095                    200,000
Paul W. Cain                             28,571                    150,000
Dennis E. Fagerstone                     16,190                     85,000
Stephen K. Gardner                       16,190                     85,000
M. Garrett Smith                          5,714                     30,000
Edwin E. Hance                            9,524                     50,000

(1) The number of shares acquired on exercise is the net realized by exercising the SARs on the following underlying stock options:
      Mr. Pickens, 200,000; Mr. Cain, 150,000; Mr. Fagerstone, 85,000;
      Mr. Gardner, 85,000; Mr. Smith, 30,000; Mr. Hance, 50,000.


                                                      Value of Unexercised
                      Number of Shares Underlying         In-the-Money
                      Unexercised Options/SARs at        Options/SARs at
                           December 31, 1996            December 31, 1996
                      ---------------------------  -------------------------
                      Exercisable   Unexercisable  Exercisable Unexercisable
--------------------  -----------   -------------  ----------- -------------

I. Jon Brumley               --        1,600,000    $     --    $ 3,200,000
Boone Pickens          1,075,000             --           --            --
Paul W. Cain             250,000             --           --            --
Dennis E. Fagerstone      60,000         500,000          --        593,750
Stephen K. Gardner        50,000         450,000          --        534,375
M. Garrett Smith          25,000         350,000          --        415,625
Edwin E. Hance            23,000         200,000          --        237,500


     At December 31, 1996, the final trading day of the year, MESA's Common Stock closed at $5.25 per share. The exercise price of the grants of stock options reflected in the aggregate in the above tables are $11.6875, $7.375, $6.8125, $6.1875, $5.8125, $4.0625 and $3.2500, respectively, per share.

     On April 4, 1997, the Stock Option Committee of MESA's Board of Directors passed a resolution providing for the acceleration of the vesting of all stock options issued pursuant to MESA stock option plans upon a MESA Change of Control, as defined in the MESA Severance Plan. The Pioneer Merger will constitute a MESA Change of Control and all options granted will become immediately exercisable in full. The aggregate number of shares of MESA Common Stock that are covered by options that are held by all officers as a group is 4,935,850 shares and by the executive officers of MESA are as follows:
1,600,000 shares for Jon Brumley; 560,000 shares for Dennis E. Fagerstone; 500,000 shares for Stephen K. Gardner; 223,000 shares for Edwin E. Hance; and 375,000 shares for M. Garrett Smith. The exercise prices of these stock options range from $3.25 to $11.6875 per share. By approving the adoption of the MESA 1996 Incentive Plan, MESA stockholders will approve certain of these options granted to the current officers of MESA, all of which will become fully vested upon consummation of the Pioneer Merger.

Common Stock Purchase Plan

     The Company has established a Common Stock purchase program whereby employees can buy Common Stock through after-tax payroll deductions. All full-time employees, except officers, of MESA and its participating affiliates are eligible to participate. MESA pays the brokerage fees for these open-market transactions.

Other

     There were no awards made under any long-term incentive plans (as defined in Item 402(a)(7)(iii) of Regulation S-K of the Securities Act of 1933 to exclude stock options and SARs) from January 1, 1996, through December 31, 1996; therefore, no disclosure is required in the Long-Term Incentive Plan Awards table. From January 1, 1996, through December 31, 1996, no options or stock appreciation rights were repriced (as defined in Item 402(i) of Regulation S-K of the Securities Act of 1933).

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Brumley Employment Agreement

     Mr. Brumley, is a party to an Employment Agreement, dated as of August 22, 1996 (the "Employment Agreement"), with MESA. The Employment Agreement provides that if Mr. Brumley's employment is terminated prior to the expiration of the two-year term other than for "cause" (as defined in the Employment Agreement) or if Mr. Brumley terminates his employment for "good reason," then Mr. Brumley shall be entitled, in addition to the payment of his salary, to a severance payment of $1.6 million if the termination occurs within one year of the date of the agreement, $1.2 million if the termination occurs more than one year but less than 18 months after the date of the agreement or $800,000 if the termination occurs after 18 months after the date of the agreement. "Good reason" is defined in the Employment Agreement as (i) a reduction or diminution of his position, titles, offices, duties, responsibilities or status with MESA without cause and without his express written consent, (ii) a reduction by MESA in his base salary in effect at the time, (iii) relocation of MESA's executive offices to a site outside Dallas County or Tarrant County, Texas or (iv) any other breach by MESA of its obligations under the Employment Agreement, which MESA fails to cure within a reasonable period of time. Upon consummation of the Pioneer Merger, there will be "good reason" because Mr. Brumley will no longer be chief executive officer.

Incentive Payment for Mr. Brumley

     Brumley Partners, a Texas general partnership consisting of Mr. Brumley, and a family member, was admitted as a limited partner with a profits interest in DNR pursuant to the Amended and Restated Agreement of Limited Partnership of DNR-MESA Holdings, L.P. dated November 8, 1996 (the "DNR Agreement"). The profits interest held by Brumley Partners entitles it to receive approximately 3.76% of the profits of DNR after the occurrence of "payout" (which is the receipt by the other partners of partnership distributions equal to such partners' original capital contributions plus an 8% rate of return). The profits interest issued to Brumley Partners is the post-payout equivalent of a $5 million capital contribution to DNR, but will be increased or decreased upon the occurrence of certain events, which include the termination of Mr. Brumley's employment or MESA's consummation of a substantial transaction before certain dates. The consummation of the proposed Pioneer Merger will result in an increase in the Brumley Partners' profits interest in DNR. The profits interest will be approximately 5.64% (the post payout equivalent of a $7.5 million capital contribution to DNR) if the closing of the Pioneer Mergers occurs before August 22, 1997, or 4.89% (the post payout equivalent of a $6.5 million capital contribution to DNR) if the closing of the Pioneer Merger occurs after August 22, 1997, but before August 22, 1998.

Pickens Severance Package

     Mr. Pickens' employment with MESA terminated on December 31, 1996. Mr. Pickens was not covered by a formal severance policy, but received a severance payment of $4,875,178, in January 1997. Such amount is not included in All Other Compensation in the Summary Compensation Table above. Also, while such amount is close to the amount that would have been paid to Mr. Pickens under The formuals used to provide severancee benefits to MESA employees terminated in reductions in force completed in recent years, the amount was calculated to fall below certain safe harbors under Internal Revenue Code Section 280G with respect to "excess parachute" payments.

Employee Retention Provisions

     In April 1997, MESA's Board of Directors adopted the Management Severance Plan ("MESA Severance Plan") which covers 26 officers and other employees ("MESA Participants") of MESA. The MESA Severance Plan provides for severance benefits in the event that (i) any time prior to a MESA Change in Control (as hereinafter defined), the MESA Participant's employment is involuntarily terminated, other than for Cause (as hereinafter defined) or there is a Constructive Termination (as hereinafter defined) or a death or disability,
(ii) at any time at least six months but not more than one year after a MESA Change in Control, the voluntary termination of a MESA Participant other than because of Constructive Termination and (iii) at any time within one year of a MESA Change in Control, the MESA Participant is involuntarily terminated or subject to Constructive Termination, other than for Cause. In the event of (i) and (ii) above, the MESA Participant will be entitled to, among other benefits, a severance payment equal to one year of such participant's highest base salary, and in the event of (iii) above, the MESA Participant will be entitled to, among other benefits, a severance payment equal to 2.99 times total pay (including bonus) or two times such participant's highest base salary depending on the level of the participant. MESA Participants will also be entitled to additional payments for certain tax liabilities that may apply to severance payments following a MESA Change of Control.

     "MESA Change of Control" means (i) the acquisition by a person of 35% or more of the common stock or voting power of MESA, unless the transaction is approved by MESA's Board of Directors, (ii) a change in the majority of the composition of MESA's Board of Directors, (iii) the consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of MESA, except if the owners of the outstanding common stock or voting stock of MESA immediately prior to the transaction beneficially own more than 65% of the outstanding common stock or voting power of the outstanding voting securities of the surviving corporation immediately after the transaction, no person owns more than 35% of the outstanding common stock or voting power of the surviving corporation immediately after the transaction and the composition of MESA's Board of Directors is maintained at certain levels or (iv) the approval of a plan of liquidation or dissolution of MESA. The consummation of the Pioneer Merger will result in a MESA Change of Control because MESA's current stockholders will own less than 65% of the voting power of Pioneer outstanding capital stock. "Cause" means the failure of the MESA Participant to perform such participant's duties with MESA or engaging in illegal conduct or gross misconduct. "Constructive Termination" means the voluntary termination of a MESA Participant within 30 days following (i) a material reduction in the MESA Participant's authority, power, functions, duties or responsibilities; (ii) a reduction in the MESA Participant's base salary to less than 80% of the highest base salary ever paid to such participant, (iii) the MESA Participant's required relocation following a MESA Change in Control or (iv) a successor's failure to honor the MESA Severance Plan after a MESA Change in Control.

Director Compensation and Certain Relationships

    Each director of MESA serving throughout 1996 who was not also an employee of MESA or its subsidiaries received compensation of $20,000 allocated quarterly in 1996. Directors who are also employees of MESA receive no remuneration for their services as directors.

     Mr. Pickens, a director and former Chairman of the Board of Directors and Chief Executive Officer of MESA, entered into a one year consulting arrangement, effective January 1, 1997, with MESA whereby Mr. Pickens will provide commodity market consulting in return for an annual fee of $400,000 payable quarterly.

     Mr. Stillwell, a director, is a partner in the law firm of Baker & Botts, L.L.P. MESA retained Baker & Botts, L.L.P., and incurred legal fees for such services in 1996. Baker & Botts, L.L.P., has been retained to provide legal services in 1997.

     Fayez Sarofim, a former director and a former member of the Compensation and Stock Option Committees, is Chairman of the Board, President, and owner of a majority of the outstanding capital stock of Fayez Sarofim & Co., which acts as an investment adviser to certain employee benefit plans of MESA. For the year ended December 31, 1996, Fayez Sarofim & Co. received fees, paid by the employee benefit plans, of $215,627 for such services and has been retained to provide such services in 1997.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee is composed of Messrs. Smith and Herrington. The Stock Option Committee, which administers the 1991 Stock Option Plan and which will administer the 1996 Incentive Plan of MESA Inc. if it is approved by shareholders, is also composed of Messrs. Smith and Herrington.

Indemnification Arrangements

     MESA has entered into Indemnification Agreements (the "MESA Indemnification Agreements") with its directors and certain of its officers (the "MESA Indemnitees"). Under the terms of the MESA Indemnification Agreements, MESA has generally agreed to indemnify, and advance expenses to, each MESA Indemnitee to the fullest extent permitted by applicable law on the date of such agreements and to such greater extent as applicable law may thereafter permit. In addition, the MESA Indemnification Agreements contain specific provisions pursuant to which MESA has agreed to indemnify each MESA Indemnitee (i) if such person is, by reason of his or her status as a director, officer, employee, agent or fiduciary of MESA or of any other corporation, partnership, joint venture, sole proprietorship, trust, employee benefit plan or other enterprise with which such person was serving at the request of MESA (any such status being hereinafter referred to as a "MESA Corporate Status"), made or threatened to be made a party to any threatened, pending or completed action, suit, arbitration, investigation, alternative dispute resolution mechanism, administrative hearing or other proceeding (each, a "MESA Proceeding"), except that no indemnification shall be made in respect of any claim, issue or matter in such MESA Proceeding as to which such MESA Indemnitee shall have been adjudged to be liable to MESA for willful or intentional misconduct in the performance of his duty to MESA unless applicable law so permits (unless and only to the extent that a court shall otherwise determine),
(ii) against reasonable expenses actually incurred by such person or on his or her behalf in connection with any Proceeding to which such Indemnitee was or is a party by reason of his or her MESA Corporate Status and in which such MESA Indemnitee is successful, on the merits or otherwise, (iii) against expenses actually and reasonably incurred by such person or on his or her behalf in connection with a MESA Proceeding to the extent that such MESA Indemnitee is, by reason of his or her MESA Corporate Status, a witness or otherwise participates in any MESA Proceeding at a time when such person is not a party in the MESA Proceeding, and (iv) against expenses actually and reasonably incurred by such person in any judicial adjudication of or any award in arbitration to enforce his or her rights under the MESA Indemnification Agreements.

     Furthermore, under the terms of the MESA Indemnification Agreements, MESA has agreed to pay all reasonable expenses incurred by or on behalf of a MESA Indemnitee in connection with any MESA Proceeding in advance of any determination with respect to entitlement to indemnification and within ten days after the receipt by MESA of a written request from such Indemnitee for such payment. In the MESA Indemnification Agreements, each MESA Indemnitee has agreed that he or she will reimburse and repay MESA for any expenses so advanced to the extent that it shall ultimately be determined that he or she is not entitled to be indemnified by MESA against such expenses.

     The MESA Indemnification Agreements also include provisions that specify the procedures and presumptions which are to be employed to determine whether a MESA Indemnitee is entitled to indemnification thereunder. In some cases, the nature of the procedures specified in the Indemnification Agreements varies depending on whether there has occurred a "change in control" (as defined in the MESA Indemnification Agreements) of MESA. The Pioneer Merger will constitute a change of control under the MESA Indemnification Agreements.

Registration Rights Agreement

     MESA and DNR ahve entered into a Registration Rights Agreement (the "Registration Rights Agreement") covering (i) the shares of MESA Series A Preferred Stock issuable in exchange for shares of MESA Series B Preferred Stock held by DNR, (ii) the shares of MESA Common Stock issuable upon conversion or redemption of shares of MESa Series A Preferred Stock and MESA Series B Preferred Stock and (iii) any securities issued or issuable in respect of any such shares by way of any stock split or stock dividend (including dividends paid in kind in accordance with the terms of the MESA Series B Preferred Stock) or in connection with any combination of shares, recapitalization, merger, consolidation, reorganization or otherwise (the "Registrable Securities"). Shares of Pioneer common Stock to be received by DNR in the Pioneer Merger will be Registrable Securities and the Registratino Rights Agreement will be binding on Pioneer.

     The Registration Rights Agreement provides that the holdes of at least a majority of the Registrable Securities outstanding may at any time (subject to customary "black-out" periods) require MESA to effect the registration under the Securities Act of Registrable securities by means of a "shelf" registration statement for an offering tobe made on a continuous basis under the Securities Act, subject to certain limitations. The Registration Rights Agreement also provides certain "piggyback" registration rights to the holders of Registrable Securities whenever MESA proposes to register an offering of any of its capital stock under the securities Act (including on behalf of any stockholder of MESA other than a holder of Registrable Securities), subject to certain exceptions, including pro rata reduction if, in the reasonable opinion of the managing underwriter(s) of the offering, such a reduction is necessary to prevent an adverse effect on the marketability or offering price of all the securities proposed to be offered in the offering.

     The Registration rights Agreement contains customary provisions regarding the payment of expenses by MESA and regarding mutual indemnification agreements between MESA and the holders of Registrable Securities for certain securities law violations.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the number and percentage of the outstanding shares of Common Stock that is beneficially owned by the Directors and Executive Officers of MESA, as well as by each person or entity known by MESA to beneficially own more than 5% of the Common Stock as of April 28, 1997. Except as otherwise indicated below, MESA believes that each individual or entity named has sole investment and voting power with respect to shares of Common Stock indicated as beneficially owned by them.


                                       Number of Shares Beneficially Owned
                                              as of April 28, 1997 (1)
                                      ---------------------------------------
                                                                Fully Diluted
                                        Number(2)   Percentage    Percentage
                                      ------------  ----------  -------------

DNR-MESA Holdings L.P. (3)..........   62,424,436      49.28%         33.14%
    777 Main Street, Suite 2700
    Fort Worth, Texas 76102
FMR Corp. (4).......................    8,213,201      11.93%          4.36%
    82 Devonshire Street
    Boston, Massachusetts  02109
The Prudential Insurance  Company
     of America (5).................    7,870,843      11.68%          4.18%
    751 Broad Street
    Newark, New Jersey 07102-3777
BKP Partners L.P. (6)...............    4,738,900       7.04%          2.52%
    One Sansome Street, Suite 3900
    San Francisco, CA 90071
Caxton International Limited (7)....    4,095,537       6.17%          2.17%
    c/o Leeds Management Services
    Limited
    129 Front Street, Penthouse
    Hamilton HM12, Bermuda
The Capital Group Companies, Inc.
     and Capital Research and
     Management Co. (8).............    3,801,035       5.74%          2.02%
     333 South Hope Street
    Los Angeles, CA 90071
I. Jon Brumley (9)..................      480,000          *              *
John S. Herrington..................       27,571          *              *
Kenneth A. Hersh....................          --           *              *
Boone Pickens (10)..................    7,713,742      10.95%          4.07%
Richard E. Rainwater (3)............   62,424,436      49.28%         33.14%
Philip B. Smith.....................          --           *              *
Robert L. Stillwell.................       25,434          *              *
Dennis E. Fagerstone................      241,729          *              *
Henry F. Galpin.....................       27,726          *              *
Stephen K. Gardner..................      261,485          *              *
Edwin E. Hance......................       87,878          *              *
G. Michael Prescott, III............       41,899          *              *
Kenneth H. Sheffield, Jr............       41,788          *              *
M. Garrett Smith....................      135,005          *              *
John V. Sobchak.....................       20,017          *              *
Edgar E. St. James..................      112,631          *              *
Wayne A. Stoerner...................       23,650          *              *
Directors and Officers as a group
     (17 persons)...................   71,664,990      53.35%         38.05%


* Less than 1.0%

(1) Includes shares of Common Stock issuable upon conversion of Series A and Series B Preferred Stock. In accordance with the rules of the Commission, the "Percentages" set forth above include, for each person, options or shares of Preferred Stock assuming exercise or exchange only by that person. The "Fully Diluted Percentage" assumes all holders of options and Preferred Stock exercise or convert such securities.
(2) Includes shares issuable upon the exercise of options that are exercisable within sixty days of April 28, 1997, as follows: 1,075,000 shares for Mr. Pickens; 480,000 for Mr. Brumley; 210,000 for
     Mr. Fagerstone; 27,400 for Mr. Galpin; 185,000 for Mr. Gardner; 83,000
     for Mr. Hance; 28,000 for Mr. Prescott; 83,000 for Mr. St. James; 41,500 for Mr. Sheffield; 130,000 for Mr. Smith; 19,900 for Mr. Sobchak; 20,550 for Mr. Stoerner; and 2,373,350 for all current directors and officers as a group.
(3) Represents shares of Common Stock issuable upon conversion of shares of Series B Preferred Stock held by DNR. Mr. Rainwater is the sole shareholder and President of Rainwater, Inc., the sole general partner of DNR, and, as such, may be deemed to beneficially own the shares of stock to be held by DNR.
(4) The Schedule 13G filed with the Commission on February 12, 1997, by FMR Corp. states that as of December 31, 1996, Fidelity Management & Research Company ("Fidelity"), a wholly owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 8,123,844 shares or 11.82% of Common Stock as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. The ownership of one investment company, Fidelity Capital & Income Fund ("Fund"), amounted to 5,011,840 shares or 7.29% of Common Stock outstanding. The foregoing share totals are as of December 31, 1996 and exclude the March 31, 1997 preferred stock dividend. Edward C. Johnson, III, chairman of FMR Corp., FMR Corp., through its control of Fidelity, and the Fund each has power to dispose of the 8,179,343 shares owned by the Fund. Abigail Johnson is a director of and owns 24.5% of the aggregate outstanding voting stock of FMR Corp. and has entered into a shareholders' voting agreement with other holders of FMR Corp. stock and accordingly the Johnson family may be deemed, under the Investment Company Act of 1940, to be a controlling group with respect to FMR Corp. The total number of shares beneficially owned by FMR Corp. includes 2,830,439 shares of Common Stock issuable upon the conversion of Series A Preferred Stock.
(5) Includes 3,125,723 shares of Common Stock issuable upon the conversion of Series A Preferred Stock.
(6) Mr. Bob K. Pryt is the sole stockholder of BKP Capital Management ("BKPCM") BKPCM and Mr. Pryt are the general partners of BKP Partners, L.P., which is an investment partnership. As a result of the foregoing, Mr. Pryt may be deemed to beneficially own the MESA Common Stock owned by BKP Partners, L.P. Includes 3,009,000 shares of MESA Common Stock issuable upon the conversion of MESA Series A Preferred Stock.
(7) Includes 2,095,537 shares of Common Stock issuable upon the conversion of Series A Preferred Stock. Mr. Bruce S. Kovner is the Chairman and sole shareholder of Caxton Corporation, the manager and majority owner of Caxton Associates, LLC. As trading advisor to Caxton International,

     Caxton Associates, LLC has voting and dispositive power with respect to investments made by Caxton International. As a result of the foregoing, Mr. Kovner may be deemed to beneficially own the Common Shares owned by Caxton International.
(8) Includes 1,926,035 shares of Common Stock issuable upon the conversion of Series A Preferred Stock.
(9) Mr. Brumley is a general partner of Brumley Partners, a Texas general partnership and a limited partner of DNR. Mr. Brumley disclaims beneficial ownership of any of the shares of stock held by DNR.
(10) Includes 7,103 shares of Common Stock owned by several trusts for Mr. Pickens' children of which he is a trustee, and over which shares he has sole voting and investment power, although he has no economic interest therein. Excludes 5,538 shares of Common Stock owned by Mrs. Pickens as her separate property, as to which Mr. Pickens disclaims beneficial ownership and with respect to which he does not have or share voting or investment power. Includes 5,138,742 shares of Common Stock issuable upon the conversion of Series A Preferred Stock.

Changes in Control

     On April 6, 1997, MESA issued a press release (the "Press Release") announcing that it and Parker & Parsley Petroleum Company, a Delaware corporation ("Parker & Parsley"), had entered into an Agreement and Plan of Merger ("Merger Agreement") to merge and create Pioneer Natural Resources Company, a Delaware corporation. The consummation of the transactions contemplated in the Merger Agreement is subject to the approval of the shareholders of each of MESA and Parker & Parsley. For additional information regarding the transactions contemplated in the Merger Agreement, reference is made to MESA's Form 8-K dated April 6, 1997.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(3)  Exhibits

(Asterisk indicates exhibits are incorporated by reference herein)

     *2.1   -  Stock Purchase Agreement dated February 7, 1997, by and between Western Mining Corporation (USA) and Mesa Operating Co
               (Exhibit 10 to MESA's Form 8-K dated February 7, 1997).

     *2.2   -  Agreement and Plan of Merger dated as of April 6, 1997 among
               MESA Inc., Mesa Operating Co., MXP Reincorporation Corp., and
               Parker & Parsley Petroleum Company (Exhibit 2.1 to MESA's Form
               8-K dated April 6, 1997).

     *2.3   -  Shareholders Agreement dated as of April 6, 1997 by and between MESA Inc. and DNR-MESA Holdings, L.P. (Exhibit 2.2 to
               MESA's Form 8-K dated April 6, 1997).

     *2.4   -  Letter Agreement dated April 6, 1997 between Parker & Parsley
               Petroleum Company and DNR-MESA Holdings, L.P. (Exhibit 2.3 to MESA's Form 8-K dated April 6, 1997).

     *2.5   -  Shareholders Agreement dated as of April 6, 1997 by and between Boone Pickens and Parker & Parsley Petroleum Company
               (Exhibit 2.4 to MESA's Form 8-K dated April 6, 1997).

     *3.1   -  Amended and Restated Articles of Incorporation of MESA Inc.
               dated December 31, 1991 (Exhibit 3[a] to MESA's Form 10-K dated
               December 31, 1991).

     *3.2   -  Statement of Resolution establishing Series A 8% Cumulative
               Convertible Preferred Stock and Series B 8% Cumulative
               Convertible Preferred Stock. (Exhibit 4 to MESA's Form 8-K dated
               April 29, 1996).

     *3.3   -  Amended and Restated Bylaws of MESA Inc. dated July 2, 1996
               (Exhibit 3.3 to MESA's Form 10-Q dated August 13, 1996).

     *4.1   -  Credit Agreement dated as of July 2, 1996, among MESA
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

    *10.26  -  Employment Agreement dated as of August 21, 1996, between MESA
               Inc., a Texas corporation, and Ira Jon Brumley, a Texas resident. (Exhibit 10.26 to MESA's Form 10-K dated December 31,
               1996).

     10.27  -  1996 Incentive Plan of MESA Inc.

     10.28  -  Mesa Management Severance Plan including Schedule of
               Participants

    *20     -  Summary Report on MESA's Hugoton and West Panhandle field properties relating to proved oil and gas reserves at December
               31, 1996, as prepared by Williamson Petroleum Consultants, Inc.
               (Exhibit 20 to MESA's Form 10-K dated December 31, 1996).

    *21     -  List of Subsidiaries of MESA. (Exhibit 21 to MESA's Form 10-K
               dated December 31, 1996).

    *27     -  Article 5 of Regulation S-X Financial Data Schedule for
               Year-End 1996 Form 10-K. (Exhibit 27 to MESA's Form 10-K dated
               December 31, 1996).

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MESA INC.

                                  By:            /s/ Jon Brumley
                                       ------------------------------------
Date:  April 30, 1997                               (Jon Brumley,
                                               Chief Executive Officer)
                                 ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                       Title                    Date
         ---------                       -----                    ----
/s/ Jon Brumley
-------------------------   Chief Executive Officer and       April 30, 1997
   (Jon Brumley)              Chairman of the Board of
                              Directors
                              (Principal Executive Officer)

/s/ Dennis E. Fagerstone
-------------------------   Executive Vice President and      April 30, 1997
   (Dennis E. Fagerstone)     Chief Operating Officer

/s/ Stephen K. Gardner
-------------------------   Senior Vice President and         April 30, 1997
   (Stephen K. Gardner)       Chief Financial Officer
                              (Principal Financial Officer)

/s/ Wayne A. Stoerner
-------------------------   Controller                        April 30, 1997
   (Wayne A. Stoerner)        (Principal Accounting Officer)

/s/ John S. Herrington
-------------------------   Director                          April 30, 1997
   (John S. Herrington)

/s/ Kenneth A. Hersh
-------------------------   Director                          April 30, 1997
   (Kenneth A. Hersh)

/s/ Boone Pickens
-------------------------   Director                          April 30, 1997
   (Boone Pickens)

/s/ Richard E. Rainwater
-------------------------   Director                          April 30, 1997
   (Richard E. Rainwater)

/s/ Philip B. Smith
-------------------------   Director                          April 30, 1997
   (Philip B. Smith)

/s/ Robert L. Stillwell
-------------------------   Director                          April 30, 1997
   (Robert L. Stillwell)

          CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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



                                                    /s/ Arthur Andersen LLP
                                                    -----------------------
                                                    ARTHUR ANDERSEN LLP

Dallas, Texas
February 27, 1997

                                  MESA Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                           Years Ended December 31
                                                    -------------------------------------
                                                       1996          1995          1994
                                                    ---------     ---------     ---------
Revenues:
     Natural gas ...............................    $ 184,595     $ 129,534     $ 139,580
     Natural gas liquids .......................       97,561        75,321        72,771
     Oil and condensate ........................       18,180        19,594         7,877
     Other .....................................       11,075        10,510         8,509
                                                    ---------     ---------     ---------
                                                      311,411       234,959       228,737
                                                    ---------     ---------     ---------
Costs and Expenses:
     Lease operating ...........................       54,447        49,447        51,218
     Production and other taxes ................       20,071        18,403        21,306
     Exploration charges .......................        5,431         6,604         5,157
     General and administrative ................       31,473        26,749        28,649
     Depreciation, depletion and
       amortization ............................      103,301        85,791        93,724
                                                    ---------     ---------     ---------
                                                      214,723       186,994       200,054
                                                    ---------     ---------     ---------
Operating Income ...............................       96,688        47,965        28,683
                                                    ---------     ---------     ---------
Other Income (Expense):
     Interest income ...........................        7,749        15,922        13,457
     Interest expense ..........................     (121,135)     (148,630)     (144,757)
     Gains from investments ....................        9,418        18,420         6,698
     Gains from collections from
       Bicoastal Corporation ...................        2,548         6,352        16,577
     Gain from adjustment of contingency
       reserve .................................       15,000          --            --
     Other .....................................       (1,929)        2,403        (4,011)
                                                    ---------     ---------     ---------
                                                      (88,349)     (105,533)     (112,036)
                                                    ---------     ---------     ---------

Net income (loss) before extraordinary item ....        8,339       (57,568)      (83,353)
Extraordinary loss on debt extinguishment ......      (59,386)         --            --
                                                    ---------     ---------     ---------
Net loss .......................................    $ (51,047)    $ (57,568)    $ (83,353)
                                                    =========     =========     =========
Dividends on preferred stock ...................       (9,522)         --            --
Net loss applicable to common stock ............    $ (60,569)    $ (57,568)    $ (83,353)
                                                    =========     =========     =========

Loss per common share before
     extraordinary item ........................         (.02)         (.90)        (1.42)
Loss per common share on
     extraordinary item ........................         (.92)         --            --
                                                    ---------     ---------     ---------
Net loss per common share ......................    $    (.94)    $    (.90)    $   (1.42)
                                                    =========     =========     =========
Weighted Average Shares Outstanding:
     Common ....................................       64,164        64,050        58,860
     Series A Preferred.........................       29,309          --            --
     Series B Preferred.........................       29,720          --            --


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

                                    MESA Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                Years Ended December 31
                                                      ----------------------------------------
                                                          1996          1995          1994
                                                      -----------     ---------     ---------
Cash Flows From Operating Activities:
     Net loss ....................................    $   (51,047)    $ (57,568)    $ (83,353)
     Adjustments to reconcile net loss
       to net cash provided by
       operating activities:
          Depreciation, depletion and
            amortization .........................        103,301        85,791        93,724
          Accreted interest on discount notes ....          7,603        38,957        79,352
          Litigation settlement ..................           --            --         (42,750)
          Gain from adjustment of
            contingency reserves .................        (15,000)         --            --
          Decrease (increase) in gas
            balancing receivables ................         (5,086)        1,516        (7,840)
          Decrease in deferred natural gas
            revenue ..............................         (2,686)       (4,219)         (785)
          Natural gas hedging activities .........           --          (9,715)        9,715
          Sales of investments ...................         47,698        48,555        18,771
          Purchases of investments ...............           --         (49,003)      (19,866)
          Gains from investments .................         (9,418)      (18,420)       (6,698)
          (Increase) decrease in
            accounts receivable ..................        (18,209)      (12,047)        5,934
          Increase (decrease) in payables
            and accrued liabilities ..............        (26,103)       45,243        (3,142)
          Debt prepayment premium ................         51,612          --            --
          Other ..................................         18,648           151         5,535
                                                      -----------     ---------     ---------
          Net cash provided by
            operating activities .................        101,313        69,241        48,597
                                                      -----------     ---------     ---------
Cash Flows From Investing Activities:
     Capital expenditures ........................        (50,223)      (42,297)      (32,590)
     Other .......................................          5,188           860        (7,660)
                                                      -----------     ---------     ---------
          Net cash used in investing
            activities ...........................        (45,035)      (41,437)      (40,250)
                                                      -----------     ---------     ---------
Cash Flows From Financing Activities:
     Issuance of stock ...........................        248,431          --          93,067
     Repayments of long-term debt ................     (1,406,366)      (25,507)     (175,107)
     Long-term borrowings ........................        970,097          --          77,754
     Debt issuance costs .........................        (19,109)         --            --
     Debt prepayment premium .....................        (51,612)         --            --
     Restricted cash of subsidiary partnership ...         57,731          --            --
     Other .......................................         12,088         3,424           652
                                                      -----------     ---------     ---------
          Net cash used in
            financing activities .................       (188,740)      (22,083)       (3,634)
                                                      -----------     ---------     ---------
Net Increase (Decrease) in Cash and
  Cash Investments ...............................       (132,462)        5,721         4,713

Cash and Cash Investments
  at Beginning of Year ...........................        149,143       143,422       138,709
                                                      -----------     ---------     ---------
Cash and Cash Investments at End of Year .........    $    16,681     $ 149,143     $ 143,422
                                                      ===========     =========     =========


       (See accompanying notes to consolidated financial statements.)

                                  MESA Inc.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (in thousands)


                                                              8% Cumulative       8% Cumulative
                                                                 Series A            Series B
                                          Common Stock        Preferred Stock     Preferred Stock   Additional
                                        ----------------     -----------------    ----------------    Paid-in     Accumulated
                                        Shares    Amount     Shares     Amount    Shares    Amount    Capital       Deficit
                                        ------    ------     ------     ------    ------    ------    -------     -----------
Balance, December 31, 1993 ........     46,511     $465        --        $--        --       $--      $303,344     $(191,680)
  Net loss ........................       --        --         --         --        --        --          --         (83,353)
    Common stock issued for the
     conversion of the remaining
     General Partner minority
     interest .....................      1,251       13        --         --        --        --         2,716          --
  Common stock issued in
    secondary public offering .....     16,288      162        --         --        --        --        92,905          --
                                        ------     ----      ------      ----     ------     ----     --------     ---------
Balance, December 31, 1994 ........     64,050      640        --         --        --        --       398,965      (275,033)
  Net loss ........................       --        --         --         --        --        --          --         (57,568)
                                        ------     ----      ------      ----     ------     ----     --------     ---------

Balance, December 31, 1995 ........     64,050      640        --         --        --        --       398,965      (332,601)

  Net Loss ........................       --        --         --         --        --        --          --         (51,047)

  Stock Options Exercised .........        211        3        --         --        --        --         1,103          --

  8% Cumulative Convertible
     Preferred Stock Issued .......       --        --       58,599       586     58,850      588      247,257          --

  8% Cumulative Convertible
     Preferred Stock Dividends ....       --        --        1,863        18      2,351       24        9,480        (9,522)

  8% Cumulative Convertible
     Preferred Stock Converted
     to Common Stock ..............         19      --          (19)      --        --        --          --            --
                                        ------     ----      ------      ----     ------     ----     --------     ---------
Balance, December 31, 1996 ........     64,280     $643      60,443      $604     61,201     $612     $656,805     $(393,170)


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
                                                  ==========     ==========

Credit Facility

     MOC is the borrower under the Credit Facility and all borrowings are fully and unconditionally guaranteed by MESA Inc. The Credit Facility, which is secured by liens on substantially all of MESA's assets, matures on June 30, 2003. The borrowing base for the Credit Facility is determined annually based on the value of MESA's proved oil and gas reserves. Initially the borrowing base was set at $525 million. As of December 31, 1996, the Credit Facility supports Letters of Credit totaling $11.0 million and MESA has $195 million of unused borrowing capacity. Borrowings bear interest, at MESA's option, at Interbank Eurodollar rates plus 1-1/2%, CD rates plus 1-1/2%, Fed Funds rates plus 1% or the prime rate plus 1/2%. MESA has entered into an interest rate swap for two years that fixes the interest rate on $250 million of borrowings at approximately 7-3/4%.

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

Common Stock

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

Masterson

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

Retirement Plans

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

     A summary of the status of the Company's stock options as of December 31, 1996, 1995, and 1994, and changes during the years ending on those dates is presented below:


                                    1996                   1995                  1994
                            --------------------  ---------------------  --------------------

                                       Weighted-              Weighted-             Weighted-
                                        Average                Average               Average
                                        Exercise               Exercise              Exercise
      Fixed Options           Shares     Price      Shares      Price     Shares      Price
--------------------------  --------------------  ---------------------  --------------------
Outstanding at
  beginning of year.......  2,932,390   $ 6.20    2,926,460   $ 6.21     1,933,050   $ 7.26
Granted...................  4,150,000     3.80       20,000     5.69     1,075,000     4.39
Exercised................. (1,000,000)    4.25         -         -         (41,720)    6.26
Forfeited.................     (3,040)    9.68      (14,070)    8.39       (39,870)    8.00
                            ---------   ------    ---------   ------     ---------   ------
Outstanding at
 end of year..............  6,079,350   $ 4.88    2,932,390   $ 6.20     2,926,460   $ 6.21
                            =========             =========              =========
Options exercisable at
 year-end.................  1,929,350   $ 7.20    2,319,262   $ 6.53     1,357,928   $ 7.28
                            =========             =========              =========

Weighted-average fair
 value of options
 granted during the year..    $2.30                 $ 3.42                   N/A

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

(12) Subsequent Events

     On April 6, 1997, MESA issued the Press Release announcing that it and Parker & Parsley had entered into a Merger Agreement to merge and create Pioneer. The consummation of the transactions contemplated in the Merger Agreement is subject to the approval of the shareholders of each of MESA and Parker & Parsley. If the Merger Agreement is approved, when the business combination is completed, (i) each seven outstanding shares of MESA Common Stock will be converted into the right to receive one share of Pioneer Common Stock ("MESA Conversion Number"), (ii) each seven outstanding shares of MESA's Series A 8% Cumulative Convertible Preferred Stock and MESA's Series B 8% Cumulative Convertible Preferred Stock will be converted into the right to receive either (a) 1.25 shares of Pioneer Common Stock ("MESA Common Consideration") or (b) one share of Pioneer's Series A 8% Cumulative Convertible Preferred Stock ("MESA Preferred Consideration), in each case as the holder thereof shall elect or be deemed to elect (provided that if the holders of a majority of the outstanding MESA Series A Preferred Stock or MESA Series B Preferred Stock, each voting as a separate class, vote in favor of the Merger Agreement, then all holders of the series for which the vote has been obtained will receive the MESA Common Consideration) and (iii) each outstanding share of Parker & Parsley Common Stock will be converted into the right to receive one share of Pioneer Common Stock ("Parker & Parsley Conversion Number").

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

Capitalized Costs and Costs Incurred
(Unaudited)

     Capitalized costs relating to oil and gas producing activities at December 31, 1996, 1995, and 1994 and the costs incurred during the years then ended are set forth below (in thousands):


                                          1996         1995         1994
                                       ----------   ----------   ----------
Capitalized Costs:
     Proved properties................ $1,971,026   $1,897,168   $1,865,004
     Unproved properties..............      4,658        2,995        2,838
     Accumulated depreciation,
       depletion and amortization.....   (941,266)    (834,304)    (753,827)
                                       ----------   ----------   ----------
          Net......................... $1,034,418   $1,065,859   $1,114,015
                                       ==========   ==========   ==========
Costs Incurred:
     Exploration and development:
          Proved properties........... $       11   $      269   $      523
          Unproved properties.........      1,863          157        2,425
          Exploration costs...........     11,996        8,167        5,157
          Development costs...........     27,624       14,572       14,043
                                       ----------   ----------   ----------
               Total exploration and
                 development..........     41,494       23,165       22,148
                                       ----------   ----------   ----------
     Plants and facilities:
          Processing plants...........      4,400        1,850        3,248
          Field compression facilities      2,975       10,561        3,129
          Other.......................      1,367        3,354        5,168
                                       ----------   ----------   ----------
               Total plants and
                 facilities...........      8,742       15,765       11,545
                                       ----------   ----------   ----------
     Total costs incurred............. $   50,236   $   38,930   $   33,693
                                       ==========   ==========   ==========
     Depreciation, depletion
       and amortization............... $   98,382   $   80,513   $   89,413
                                       ==========   ==========   ==========

Estimated Quantities of Reserves
(Unaudited)


                                              Years Ended December 31
                                       ------------------------------------
Natural Gas (MMcf)                        1996         1995         1994
-----------                            ----------   ----------   ----------
Proved Reserves:
     Beginning of year................  1,218,029    1,303,187    1,202,444
          Extensions and discoveries..     12,543       29,728        6,211
          Purchases of producing
            properties................        --         1,000          822
          Revisions of previous
            estimates.................   (108,902)     (38,574)     176,049
          Improved recovery...........         53          --            --
          Production..................    (84,001)     (77,312)     (82,339)
                                       ----------   ----------   ----------
     End of year......................  1,037,722    1,218,029    1,303,187
                                       ==========   ==========   ==========
Proved Developed Reserves:
     Beginning of year................  1,160,751    1,257,883    1,159,453
                                       ==========   ==========   ==========
     End of year......................    992,523    1,160,751    1,257,883
                                       ==========   ==========   ==========

                                             Years Ended December 31
Natural Gas Liquids, Oil               ------------------------------------
and Condensate (MBbls)                    1996         1995         1994
------------------------               ----------   ----------   ----------
Proved Reserves:
     Beginning of year................    111,418       89,428       82,446
          Extensions and discoveries..      2,034        3,121          491
          Purchases of producing
            properties................        --             5            1
          Revisions of previous
            estimates.................    (11,510)      26,630       13,947
          Improved recovery...........        371          --            --
          Production..................     (7,399)      (7,766)      (7,457)
                                       ----------   ----------   ----------
     End of year......................     94,914      111,418       89,428
                                       ==========   ==========   ==========
Proved Developed Reserves:
     Beginning of year................    105,197       85,656       79,294
                                       ==========   ==========   ==========
     End of year......................     89,499      105,197       85,656
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

Changes in Standardized Measure
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

Quarterly Results
(Unaudited)


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
                           ========   ========    ========     ========

----------

     (1) Gross profit consists of total revenues less lease operating expenses, production and other taxes and DD&A.

                               INDEX TO EXHIBITS


 Exhibit No.   Description
 -----------   -----------

     10.27  -  1996 Incentive Plan of MESA Inc.

     10.28  -  Mesa Management Severance Plan including Schedule of
               Participants