Form 10-K/A
period 1996-12-31
MESA INC
filed 1997-05-07
CIK 877930

--------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-K\A
                                  ===========

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



                                       49

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

Registration Rights Agreement

     MESA and DNR have entered into a Registration Rights Agreement (the "Registration Rights Agreement") covering (i) the shares of MESA Series A Preferred Stock issuable in exchange for shares of MESA Series B Preferred Stock held by DNR, (ii) the shares of MESA Common Stock issuable upon conversion or redemption of shares of MESA Series A Preferred Stock and MESA Series B Preferred Stock and (iii) any securities issued or issuable in respect of any such shares by way of any stock split or stock dividend (including dividends paid in kind in accordance with the terms of the MESA Series B Preferred Stock) or in connection with any combination of shares, recapitalization, merger, consolidation, reorganization or otherwise (the "Registrable Securities"). Shares of Pioneer Common Stock to be received by DNR in the Pioneer Merger will be Registrable Securities and the Registration Rights Agreement will be binding on Pioneer.

     The Registration Rights Agreement provides that the holders of at least a majority of the Registrable Securities outstanding may at any time (subject to customary "black-out" periods) require MESA to effect the registration under the Securities Act of Registrable Securities by means of a "shelf" registration statement for an offering to be made on a continuous basis under the Securities Act, subject to certain limitations. The Registration Rights Agreement also provides certain "piggyback" registration rights to the holders of Registrable Securities whenever MESA proposes to register an offering of any of its capital stock under the Securities Act (including on behalf of any stockholder of MESA other than a holder of Registrable Securities), subject to certain exceptions, including pro rata reduction if, in the reasonable opinion of the managing underwriter(s) of the offering, such a reduction is necessary to prevent an adverse effect on the marketability or offering price of all the securities proposed to be offered in the offering.

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
               dated December 31, 1991 (Exhibit 3  to MESA's Form 10-K dated
               December 31, 1991).

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
               between the Partnership and Colorado Interstate Gas Company
               (Confidential Treatment Requested) (Exhibit 10  to the
               Partnership's Form 10-K dated December 31, 1987).

    *10.6   -  Agreement of Sale between Pioneer Corporation and Cabot
               Corporation dated August 29, 1984 (Exhibit 10.5 to Pioneer
               Corporation's Form 10-K dated December 31, 1985).

    *10.7   -  Settlement Agreement dated March 15, 1989, by and among MESA
               Operating Limited Partnership and MESA Limited Partnership, et al, Energas Company and the City of Amarillo (Exhibit 10 to the Partnership's Form 10-K dated December 31, 1990).

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
               1991, and effective as of January 1, 1991, between Colorado
               Interstate Gas Company and Mesa Operating Limited Partnership
               (Exhibit 10  to MESA's Form 10-K dated
               December 31, 1991).

    *10.10  -  Amendment to "B" Contract Production Allocation Agreement
               effective as of January 1, 1993, between Colorado Interstate Gas Company and Mesa Operating Limited Partnership (Exhibit 10.24 to MESA's Registration Statement on Form S-1, Registration No. 033-51909).

    *10.11  -  Amended Supplemental Stipulation and Agreement between
               Colorado Interstate Gas Company and Mesa Operating Limited Partnership dated June 19, 1991 (Exhibit 10 to the Partnership's Registration Statement on Form S-4, Registration No. 33-42102).

    *10.12  -  Amended Peak Day Gas Purchase Agreement dated effective June
               19, 1991, between Colorado Interstate Gas Company and Mesa Operating Limited Partnership (Exhibit 10 to MESA's Form 10-K dated December 31, 1991).

    *10.13  -  Omnibus Amendment to Collateral Instruments to Supplemental
               Stipulation and Agreement dated June 19, 1991, between Colorado Interstate Gas Company and Mesa Operating Limited Partnership (Exhibit 10 to MESA's Form 10-K dated December 31, 1991).

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

    *10.16  -  Gas Supply Agreement dated May 11, 1994, between Mesa
               Operating Co., as successor to Mesa Operating Limited Partnership, acting on behalf of itself and as agent for Hugoton Capital Limited Partnership, and Williams Gas Marketing Company, and Gas Supply Guarantee dated May 11, 1994 (Exhibit 10.16 to MESA's Form 10-K dated December 31,
               1995).

    *10.17  -  Gas Transportation Agreement dated June 14, 1994, between
               Western Resources, Inc. and Mesa Operating Co., acting on behalf of itself and as agent for Hugoton Capital Limited Partnership (Exhibit 10.24 to MESA's Form 10-K dated
               December 31, 1994).

    *10.18  -  Incentive Bonus Plan of Mesa Operating Limited Partnership, as
               amended, dated effective January 1, 1986 (Exhibit 10 to the Partnership's Form 10-K dated December 31, 1990).

    *10.19  -  Performance Bonus Plan of Mesa Operating Limited Partnership
               dated effective January 1, 1990 (Exhibit 10 to the Partnership's Form 10-K dated December 31, 1990).

    *10.20  -  1991 Stock Option Plan of MESA (Exhibit 10  to MESA's Form
               10-K dated December 31, 1991).

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

    *10.27  -  1996 Incentive Plan of MESA Inc.(Exhibit 10.27 to MESA's
               Form 10-K/A dated December 31, 1996).

    *10.28  -  Mesa Management Severance Plan including Schedule of
               Participants (Exhibit 10.28 to MESA's Form 10-K/A dated December 31, 1996).

    *20     -  Summary Report on MESA's Hugoton and West Panhandle field properties relating to proved oil and gas reserves at December
               31, 1996, as prepared by Williamson Petroleum Consultants, Inc.
               (Exhibit 20 to MESA's Form 10-K dated December 31, 1996).

    *21     -  List of Subsidiaries of MESA. (Exhibit 21 to MESA's Form 10-K
               dated December 31, 1996).

    *27     -  Article 5 of Regulation S-X Financial Data Schedule for
               Year-End 1996 Form 10-K. (Exhibit 27 to MESA's Form 10-K dated
               December 31, 1996).


                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MESA INC.

                                  By:            /s/ Jon Brumley
                                       ------------------------------------
Date:  May 7, 1997                               (Jon Brumley,
                                               Chief Executive Officer)
                                 ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




         Signature                       Title                    Date
         ---------                       -----                    ----

/s/ Jon Brumley
-------------------------   Chief Executive Officer and       May 7, 1997
   (Jon Brumley)              Chairman of the Board of
                              Directors
                              (Principal Executive Officer)

/s/ Dennis E. Fagerstone
-------------------------   Executive Vice President and      May 7, 1997
   (Dennis E. Fagerstone)     Chief Operating Officer

/s/ Stephen K. Gardner
-------------------------   Senior Vice President and         May 7, 1997
   (Stephen K. Gardner)       Chief Financial Officer
                              (Principal Financial Officer)

/s/ Wayne A. Stoerner
-------------------------   Controller                        May 7, 1997
   (Wayne A. Stoerner)        (Principal Accounting Officer)

/s/ John S. Herrington
-------------------------   Director                          May 7, 1997
   (John S. Herrington)

/s/ Kenneth A. Hersh
-------------------------   Director                          May 7, 1997
   (Kenneth A. Hersh)

/s/ Boone Pickens
-------------------------   Director                          May 7, 1997
   (Boone Pickens)

/s/ Richard E. Rainwater
-------------------------   Director                          May 7, 1997
   (Richard E. Rainwater)

/s/ Philip B. Smith
-------------------------   Director                          May 7, 1997
   (Philip B. Smith)

/s/ Robert L. Stillwell
-------------------------   Director                          May 7, 1997
   (Robert L. Stillwell)




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



                                                    /s/ Arthur Andersen LLP
                                                    -----------------------
                                                    ARTHUR ANDERSEN LLP

Dallas, Texas
February 27, 1997 (except with respect to the matter discussed in Note 12, as to which the date is April 6, 1997)



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


                                    F-5
                                  MESA Inc.

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



     A summary of the status of the Company's stock options as of December 31, 1996, 1995, and 1994, and changes during the years ending on those dates is presented below:



                                    1996                   1995                  1994
                            --------------------  ---------------------  --------------------

                                       Weighted-              Weighted-             Weighted-
                                        Average                Average               Average
                                        Exercise               Exercise              Exercise
      Fixed Options           Shares     Price      Shares      Price     Shares      Price
--------------------------  --------------------  ---------------------  --------------------
                                                                                               utstanding at
  beginning of year.......  2,932,390   $ 6.20    2,926,460   $ 6.21     1,933,050   $ 7.26
Granted...................  4,150,000     3.80       20,000     5.69     1,075,000     4.39
Exercised................. (1,000,000)    4.25         -         -         (41,720)    6.26
Forfeited.................     (3,040)    9.68      (14,070)    8.39       (39,870)    8.00
                            ---------   ------    ---------   ------     ---------   ------
Outstanding at
 end of year..............  6,079,350   $ 4.88    2,932,390   $ 6.20     2,926,460   $ 6.21
                            =========             =========              =========
Options exercisable at
 year-end.................  1,929,350   $ 7.20    2,319,262   $ 6.53     1,357,928   $ 7.28
                            =========             =========              =========

Weighted-average fair
 value of options
 granted during the year..    $2.30                 $ 3.42                   N/A


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


                                     F-7

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

     Approximately 65% of MESA's equivalent proved reserves (based on a factor
of six thousand cubic feet   of gas per barrel of liquids) at December
31, 1996, were natural gas. The natural gas prices in effect at December 31, 1996 (having a weighted average of $3.37 per Mcf), were used in accordance with Commission regulations but may not be the most appropriate or representative prices to use for estimating reserves since such prices were influenced by the seasonal demand for natural gas and contractual arrangements at that date. The average price received by MESA for sales of natural gas in 1996 was $2.21 per Mcf. At December 31, 1996, MESA's standardized measure of future net cash flows from proved reserves (the "Standardized Measure") and the pretax Standardized Measure were greater than the net book value of oil and gas properties by approximately $359 million and $801 million, respectively.

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


                                     F-8