Form 10-Q
period 1997-03-31
MESA INC
filed 1997-05-15
CIK 877930

----------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-Q
                                  =========

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997
                                              --------------
                                     or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 1-10874
                                               -------
                                  MESA Inc.
                                  =========
           (Exact name of registrant as specified in its charter)

            Texas                                           75-2394500
            -----                                           ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)

1400 Williams Square West
5205 North O'Connor Boulevard
       Irving, Texas                                          75039
----------------------------                                  -----
    (Address of Principal                                   (Zip Code)
      Executive Offices)       (972) 444-9001
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

    Number of shares outstanding as of the close of business on May 14, 1997: 64,279,568
      ----------

---------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
==============================
Item 1.  Financial Statements
-----------------------------

                                       MESA Inc.
                                       =========
                         Consolidated Statement of Operations
                         -------------------------------------
                         (in thousands, except per share data)
                                      (unaudited)

                                                              Three Months Ended
                                                                    March 31
                                                              -------------------
                                                                1997       1996
                                                              --------   --------
     REVENUES:
          Natural gas........................................ $ 54,564   $ 50,567
          Natural gas liquids................................   30,044     23,136
          Oil and condensate.................................    6,378      4,363
          Other..............................................    3,157      2,577
                                                              --------   --------
                                                                94,143     80,643
                                                              --------   --------
     COSTS AND EXPENSES:
          Lease operating....................................   18,054     12,962
          Production and other taxes.........................    5,924      5,406
          Exploration charges................................    5,933        544
          General and administrative.........................    3,801      5,584
          Depreciation, depletion and amortization...........   25,723     30,824
                                                              --------   --------
                                                                59,435     55,320
                                                              --------   --------
     OPERATING INCOME........................................   34,708     25,323
                                                              --------   --------
     OTHER INCOME (EXPENSE):
          Interest income....................................      467      3,217
          Interest expense...................................  (22,724)   (37,749)
          Gains on investments...............................     --        8,763
          Other..............................................     (230)     1,503
                                                              --------   --------
                                                               (22,487)   (24,266)
                                                              --------   --------
     NET INCOME ............................................. $ 12,221   $  1,057
     DIVIDENDS ON PREFERRED STOCK ...........................   (5,496)       --
                                                              --------   --------
     NET INCOME APPLICABLE TO COMMON STOCK                    $  6,725   $  1,057
                                                              ========   ========
     NET INCOME PER COMMON SHARE AND
     COMMON SHARE EQUIVALENT ................................ $   0.10   $   0.02
                                                              ========   ========
     NET INCOME PER COMMON SHARE
     ASSUMING FULL DILUTION ................................. $   0.07   $   0.02
                                                              ========   ========
     WEIGHTED AVERAGE COMMON SHARES AND COMMON SHARE
     EQUIVALENTS OUTSTANDING.................................   65,779     64,050
                                                              ========   ========
     FULLY DILUTED COMMON SHARES OUTSTANDING ................  187,578     64,050
                                                              ========   ========

             (See accompanying notes to consolidated financial statements.)

                                       MESA Inc.
                                      =========
                             Consolidated Balance Sheets
                             ---------------------------
                          (in thousands, except share data)

                                                        March 31,    December 31,
                             ASSETS                       1997           1996
                                                       -----------   ------------
                                                       (unaudited)
    CURRENT ASSETS:
         Cash and cash investments.................... $    20,137    $    16,681
         Accounts and notes receivable................      30,555         63,410
         Other........................................       4,448          4,186
                                                       -----------   ------------
              Total current assets....................      55,140         84,277
                                                       -----------   ------------
    PROPERTY, PLANT AND EQUIPMENT:
         Oil and gas properties, wells and
           equipment using the successful
           efforts method of accounting...............   2,051,775      1,975,684
         Office and other.............................      37,165         36,740
         Accumulated depreciation, depletion
           and amortization...........................    (991,722)      (966,040)
                                                       -----------   ------------
                                                         1,097,218      1,046,384
                                                       -----------   ------------
    OTHER ASSETS:
         Gas balancing receivable.....................      42,727         61,204
         Other........................................      53,864         22,014
                                                       -----------   ------------
                                                            96,591         83,218
                                                       -----------   ------------
                                                       $ 1,248,949    $ 1,213,879
                                                       ===========   ============
              LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
         Current maturities on long-term debt......... $     5,305    $     5,305
         Accounts payable and accrued liabilities.....      35,827         43,045
         Interest payable.............................      10,779         21,150
                                                       -----------   ------------
              Total current liabilities...............      51,911         69,500
                                                       -----------   ------------
    LONG-TERM DEBT....................................     843,386        802,772
                                                       -----------   ------------
    DEFERRED REVENUE..................................      14,875         14,977
                                                       -----------   ------------
    OTHER LIABILITIES.................................      61,062         61,136
                                                       -----------   ------------
    CONTINGENCIES

    STOCKHOLDERS' EQUITY:
         8% Cumulative convertible preferred
           stock, $.01 par value, authorized
           500,000,000 shares; outstanding
           124,075,599 shares and 121,643,686 shares,
           respectively...............................       1,240          1,216
         Common stock, $.01 par value, authorized
           600,000,000 shares; outstanding 64,279,568
           shares and 64,050,009 shares, respectively.         643            643
         Additional paid-in capital...................     662,277        656,805
         Accumulated deficit..........................    (386,445)      (393,170)
                                                       -----------   ------------
                                                           277,715        265,494
                                                       -----------   ------------
                                                       $ 1,248,949    $ 1,213,879
                                                       ===========   ============

                 (See accompanying notes to consolidated financial statements.)

                                  MESA Inc.
                                  =========
                    Consolidated Statements of Cash Flows
                    -------------------------------------
                               (in thousands)
                                 (unaudited)

                                                        Three Months Ended
                                                              March 31
                                                        -------------------
                                                          1997       1996
                                                        --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ....................................... $ 12,221   $  1,057
     Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation, depletion and amortization.....   25,723     30,824
          Accreted interest on discount notes..........    4,614        --
          Gains from investments.......................      --      (8,763)
          Changes in operating receivables and payables   16,355    (35,142)
          Changes in investments, net..................      --       7,087
          Other........................................    7,159      2,706
                                                        --------   --------
          Cash provided by (used in) operating
            activities.................................   66,072     (2,231)
                                                        --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures..............................  (97,904)    (9,754)
     Other.............................................     (525)      (228)
                                                        --------   --------
          Cash used in investing activities............  (98,429)    (9,982)
                                                        --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Long-term borrowings .............................   80,000        --
     Repayments of long-term debt......................  (44,000)   (22,365)
     Other.............................................     (187)     1,190
                                                        --------   --------
          Cash provided by (used in) financing
            activities.................................   35,813    (21,175)
                                                        --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS...    3,456    (33,388)

CASH AND CASH INVESTMENTS AT BEGINNING OF PERIOD.......   16,681    149,143
                                                        --------   --------
CASH AND CASH INVESTMENTS AT END OF PERIOD............. $ 20,137   $115,755
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

                                   MESA Inc.
                                   =========
          Consolidated Statement of Changes in Stockholders' Equity
          ---------------------------------------------------------
                                 (in thousands)
                                   (unaudited)



                                    December 31,     Net                  March 31,
                                        1996       Income    Dividends      1997
                                    -----------   --------   ---------    ---------
Common Stock.....................   $       643   $   --      $   --      $     643
8% Cumulative Convertible
   Preferred Stock
   Series A......................           604       --            12          616
   Series B......................           612       --            12          624
Additional Paid in Capital.......       656,805       --         5,472      662,277
Accumulated Deficit..............      (393,170)    12,221      (5,496)    (386,445)
                                    -----------   --------    --------    ---------
Total Stockholders' Equity.......   $   265,494   $ 12,221    $   --      $ 277,715
                                    ===========   ========    ========    =========
Shares Outstanding
   Common Stock..................        64,280       --          --         64,280
   Series A......................        60,443       --         1,208       61,651
   Series B......................        61,201       --         1,224       62,425






























                (See accompanying notes to consolidated financial statements.)

                                  MESA Inc.
                                  =========
                 Notes to Consolidated Financial Statements
                 ------------------------------------------
                              March 31, 1997
                                (unaudited)


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

     MESA is primarily in the business of acquiring, exploring for, developing, producing, processing and selling natural gas and oil in the United States. For the quarter ended March 31, 1997, over 60% of MESA's equivalent production was natural gas and the balance was principally natural gas liquids. MESA's primary producing areas are the Hugoton field of southwest Kansas, the West Panhandle field of Texas and the Gulf of Mexico, offshore Texas and Louisiana. Production from MESA's properties has access to a substantial portion of the major metropolitan markets in the United States, primarily in the midwest and northeast, through numerous pipelines and other purchasers. In the first quarter of 1997, MESA acquired additional condensate and natural gas liquids ("NGL") interests (the "Liquids Acquisition") in the West Panhandle field of Texas from MAPCO, Inc. and its affiliates ("MAPCO"). In April 1997, MESA closed its acquisition of Greenhill Petroleum Corporation ("Greenhill") from Western Mining Corporation (USA) (the "Greenhill Acquisition"). The Greenhill Acquisition provides MESA with reserve and production growth opportunities, a new core area onshore Gulf Coast and increased oil reserves. (See Note 5 for further information).

     The consolidated financial statements of MESA for the three month periods ended March 31, 1997 and 1996 are unaudited but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in MESA's Annual Report on Form 10-K/A ("Form 10-K") for the year ended December 31, 1996.

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

     Certain reclassifications have been made to amounts reported in the previous year to conform to 1997 presentation.

(2)  INVESTMENTS
     ===========

    Since April 10, 1996, MESA has made no speculative investments in commodity futures contracts. Speculative investments are expected to be limited in the future.

    In the first quarter of 1996, MESA recognized net gains of approximately $8.8 million from its investments. The net investment gains and losses recognized during a period include both realized and unrealized gains and losses. MESA realized net gains from investments of $10.0 million for the three months ended March 31, 1996. At March 31, 1996 and December 31, 1995, MESA had recognized but not realized approximately $6.3 million and $7.6 million, respectively, of gains associated primarily with natural gas futures contracts.

    These gains do not include gains or losses from financial instruments accounted for as a hedge of oil and gas production. Hedge gains and losses are included in revenue in the period in which the hedged production occurs.

(3)  LONG-TERM DEBT
     ==============

     Long-term debt and current maturities are as follows (in thousands):

                                                   March 31,    December 31,
                                                     1997           1996
                                                  ----------    ------------
     10-5/8% Senior Subordinated Notes........... $  325,000     $   325,000
     11-5/8% Senior Discount Notes...............    163,386         158,772
     Credit Facility.............................    355,000         319,000
     Other.......................................      5,305           5,305
                                                  ----------      ----------
                                                     848,691         808,077
     Current maturities..........................     (5,305)         (5,305)
                                                  ----------      ----------
     Long-term debt.............................. $  843,386      $  802,772
                                                  ==========      ==========

Recapitalization
----------------

     In August of 1996, MESA completed a recapitalization (the
"Recapitalization") led by Richard E. Rainwater who, along with existing shareholders, injected $265 million of equity into MESA. This equity infusion enabled MESA to substantially reduce its overall debt level and debt service requirements.

Credit Facility
---------------

     In conjunction with the Recapitalization, MESA entered into a seven-year $525 million secured revolving credit facility ("the Credit Facility"). Mesa Operating Co.("MOC"), a wholly owned subsidiary of MESA Inc., is the borrower under the Credit Facility and all borrowings are fully and unconditionally guaranteed by MESA Inc. The Credit Facility, which is secured by liens on substantially all of MESA's assets, matures on June 30, 2003. The borrowing base for the Credit Facility is determined from the value of MESA's proved oil and gas reserves. As of March 31, 1997, the Credit Facility supported Letters of Credit totaling $11.0 million and MESA had $159 million of unused borrowing capacity. Borrowings bear interest, at MESA's option, at Interbank Eurodollar rates plus 1-1/2%, CD rates plus 1-1/2%, Fed Funds rates plus 1% or the prime rate plus 1/2%. MESA has entered into an interest rate swap for two years that fixes the interest rate on $250 million of borrowings at 7.73%.

     The Credit Facility restricts, among other things, MESA's ability to incur additional indebtedness, create liens, pay dividends, acquire stock or make investments, loans or advances.

    See Note 5, Subsequent Events, for a discussion of the Amendment of the Credit Facility in April 1997.

Senior Notes
------------

     In conjunction with the Recapitalization, MESA issued and sold $475 million of senior subordinated notes consisting of $325 million of 10-5/8% senior subordinated notes due in 2006 (the "Senior Subordinated Notes") and $150 million in initial accreted value of 11-5/8% senior subordinated discount notes due in 2006 (the "Senior Discount Notes"). MOC is the issuer of such notes and such notes are fully and unconditionally guaranteed by MESA Inc. but are unsecured. Interest on the Senior Subordinated Notes is payable semi-annually in cash. Through June 30, 2001, interest will not accrue on the Senior Discount Notes; however, the accreted value, as defined, of such notes will increase at a rate of 11-5/8% per year, compounded semi-annually. Thereafter, through maturity, interest will be payable semi-annually in cash.

     The indentures governing the Senior Subordinated Notes and the Senior Discount Notes contain certain covenants that, among other things, limit the ability of MESA and its restricted subsidiaries to incur additional indebtedness and issue certain types of capital stock, pay dividends, make investments, make certain other restricted payments, enter into certain transactions with affiliates, dispose of assets, incur liens and engage in mergers and consolidations. See Note 5, Subsequent Events, for a discussion of a potential merger.

Interest and Maturities
-----------------------

     The aggregate interest payments, net of amounts capitalized, made during the three months ended March 31, 1997 and 1996, were $27.9 million and $70.8 million, respectively. The interest payments in the three months ended March 31, 1996 included a $42 million interest payment made on January 2, 1996, paid pursuant to the terms of a series of debt repaid in the Recapitalization, in respect of the regular December 31, 1995 interest payment. Payment of approximately $4.6 million of interest expense incurred during the three months ended March 31, 1997, was deferred under the terms of the Senior Discount Notes until the repayment dates of the Senior Discount Notes. Such interest is included in interest expense in the consolidated statements of operations for the three months ended March 31, 1997.

     There are no scheduled principal payments under the terms of the Credit Facility, the Senior Subordinated Notes or the Senior Discount Notes in the next five years. However, MESA may have to pay the $5.3 million of other long-term debt within the next year and therefore classifies such debt in current maturities.

(4)  Contingencies
     =============

Masterson
---------

    In February 1992, the current lessors of an oil and gas lease (the "Gas Lease") dated April 30, 1955, between R. B. Masterson, et al., as lessor, and Colorado Interstate Gas Company ("CIG"), as lessee, sued CIG in Federal District Court in Amarillo, Texas, claiming that CIG had underpaid royalties due under the Gas Lease. Under the agreements with CIG, MESA has an entitlement to gas produced from the Gas Lease. In August 1992, CIG filed a third-party complaint against MESA for any such royalty underpayments which may be allocable to MESA. Plaintiffs alleged that the underpayment was the result of CIG's use of an improper gas sales price upon which to calculate royalties and that the proper price should have been determined pursuant to a "favored-nations" clause in a July 1, 1967, amendment to the Gas Lease (the "Gas Lease Amendment"). The plaintiffs also sought a declaration by the court as to the proper price to be used for calculating future royalties.

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

     On June 7, 1996, the plaintiffs filed a separate suit against CIG and MESA in state court in Amarillo, Texas, similarly claiming underpayment of royalties under the "favored-nations" clause, but based upon the above-described pricing-scheme to pricing-scheme comparison on a well-by-well monthly basis. The plaintiffs also claim underpayment of royalties since June 7, 1995, under the "favored-nations" clause based upon either the pricing-scheme to pricing-scheme method or their previously alleged higher price method. MESA believes it has several defenses to this action and intends to contest it vigorously. MESA has not yet determined the amount of damages, if any, that would be payable if such action was determined adversely to MESA.

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

Lease Termination
-----------------

     In 1991 MESA sold certain producing oil and gas properties to Seagull Energy Company ("Seagull"). In 1994, two lawsuits were filed against Seagull in the 100th District Court in Carson County, Texas, by certain land and royalty owners claiming that certain of the oil and gas leases owned by Seagull had terminated due to cessation in production and/or lack of production in paying quantities occurring at various times from first production through 1994. In the third quarter of 1995, Seagull filed third-party complaints against MESA claiming breach of warranty and false representation in connection with the sale of such properties to Seagull. Seagull filed a similar third-party complaint June 29, 1995, against MESA covering a different lease in the 69th District Court in Moore County, Texas. The plaintiffs in the cases against Seagull sought to terminate the leases. Seagull, in its complaint against MESA, sought unspecified damages relating to any leases which were terminated. In February 1997, MESA entered a settlement agreement with Seagull whereby MESA has been released from all claims associated with the third-party claims.

Shareholder Litigation
----------------------

     On July 3, 1995, Robert Strougo filed a class action and derivative action in the District Court of Dallas County, Texas, 160th Judicial District, against T. Boone Pickens, Paul W. Cain, John L. Cox, John S. Herrington, Wales
H. Madden, Jr., Fayez S. Sarofim, Robert L. Stillwell, and J. R. Walsh, Jr. (the "Director Defendants"), each of whom is a present or former director of MESA. The class action is purportedly brought on behalf of a class of MESA shareholders and alleges, inter alia, that the Board infringed upon the suffrage rights of the class and impaired the ability of the class to receive tender offers by adoption of a shareholder rights plan. The lawsuit is also brought derivatively on behalf of MESA and alleges, inter alia, that the Board breached fiduciary duties to MESA by adopting a shareholder rights plan and by failing to consider the sale of MESA. The lawsuit seeks unspecified damages, attorneys' fees, and injunctive and other relief. Two other lawsuits filed by Herman Krangel, Lilian Krangel, Jacquelyn A. Cady, and William A. Montagne, Jr., in the District Court of Dallas County have been consolidated into this lawsuit. A third lawsuit filed by Deborah M. Eigen and Adele Brody as a derivative lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, intervened in this lawsuit.

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

(5) Subsequent Events
    =================

    On April 6, 1997, MESA announced that it and Parker & Parsley Petroleum Company ("Parker & Parsley") had entered into an agreement (the "Merger Agreement") to merge and create Pioneer Natural Resources Company ("Pioneer"). The consummation of the transaction contemplated in the Merger Agreement is subject to the approval of the shareholders of each of MESA and Parker & Parsley. If the Merger Agreement is approved and the business combination is completed, (i) each seven outstanding shares of MESA Common Stock will be converted into the right to receive one share of Pioneer Common Stock, (ii) each seven outstanding shares of MESA's Series A 8% Cumulative Convertible Preferred Stock and MESA's Series B 8% Cumulative Convertible Preferred Stock will be converted into the right to receive either (a) 1.25 shares of Pioneer Common Stock or (b) one share of Pioneer's Series A 8% Cumulative Convertible Preferred Stock, in each case as the holder thereof shall elect or be deemed to elect (provided that if the holders of a majority of the outstanding MESA Series A Preferred Stock or MESA Series B Preferred Stock, each voting as a separate class, vote in favor of the Merger Agreement, then all holders of the series for which the vote has been obtained will receive Pioneer Common Stock) and (iii) each outstanding share of Parker & Parsley Common Stock will be converted into the right to receive one share of Pioneer Common Stock.

    On February 7, 1997, MESA entered into a Stock Purchase Agreement to purchase 100% of the outstanding capital stock of Greenhill. MESA paid $267 million for Greenhill at the closing of the transaction on April 15, 1997, net of the cash acquired in the transaction. The Greenhill Acquisition will be accounted for under the purchase method of accounting. However, because the purchase agreement provides for an effective date of January 1, 1997, MESA received the benefits of all Greenhill production and cash flow from the effective date to the closing date as part of the assets acquired. Under the purchase agreement, MESA paid interest on the purchase price (less a $15 million deposit) at an annual rate of 10% from the effective date to the closing date. The purchase price was subject to adjustment for certain title and environmental matters. The acquisition was funded under the Credit Facility. In order to accommodate the additional debt incurred in the Greenhill Acquisition, the Credit Facility was amended to increase the borrowing base to $650 million. As a result of the Greenhill Acquisition, the Credit Facility had an outstanding balance of $610 million at May 15, 1997, excluding $30 million in letters of credit.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
-------------------------------------------------------

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
===============================================

     This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation, the statements under "Capital Resources and Liquidity" and Notes 2 and 4 to the consolidated financial statements of MESA regarding MESA's financial position and liquidity, oil and gas production levels, expected prices, acquisition, exploitation and exploration plans, and other matters are forward-looking statements. Although MESA believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from MESA's expectations ("Cautionary Statements") are disclosed in this Form 10-Q, including without limitation in conjunction with the forward-looking statements included in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to MESA or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

RESULTS OF OPERATIONS
=====================

     MESA reported net income applicable to common stock of $6.7 million in the first quarter of 1997 compared with $1.1 million in the first quarter of 1996.

     The following table presents a summary of the results of operations of MESA for the three months ended March 31, 1997 and 1996:

                                                         1997       1996
                                                       --------   --------
                                                          (in thousands)
     Revenues......................................... $ 94,143   $ 80,643
     Operating and administrative costs...............  (33,712)   (24,496)
     Depreciation, depletion and amortization.........  (25,723)   (30,824)
                                                       --------   --------
     Operating income.................................   34,708     25,323
     Interest expense, net of interest income.........  (22,257)   (34,532)
     Other............................................     (230)    10,266
                                                       --------   --------
     Net income .....................................  $ 12,221   $  1,057
     Dividends on Preferred Stock ..................     (5,496)      --
                                                       --------   --------
     Net Income Applicable to Common Stock ..........  $  6,725   $  1,057
                                                       ========   ========

Revenues
--------

     The table below presents, for the three months ended March 31, 1997 and 1996, the revenues, production and average prices received from sales of natural gas, natural gas liquids and oil and condensate.

                                                           1997      1996
                                                         --------  --------
     Revenues (in thousands):
          Natural gas..................................  $ 54,564  $ 50,567
          Natural gas liquids..........................    30,044    23,136
          Oil and condensate...........................     6,378     4,363
          Other .......................................     3,157     2,577
                                                         --------  --------
               Total...................................  $ 94,143  $ 80,643
                                                         ========  ========

     Natural Gas Production (million cubic feet):
          Hugoton......................................    10,828    12,942
          West Panhandle...............................     5,276     5,471
          Gulf Coast...................................     3,013     3,697
          Other........................................         2         1
                                                         --------  --------
               Total...................................    19,119    22,111
                                                         ========  ========

     Natural Gas Liquids Production (thousand barrels):
          Hugoton......................................       742       870
          West Panhandle...............................       912       840
          Gulf Coast...................................        32        12
          Other........................................         1         1
                                                         --------  --------
               Total...................................     1,687     1,723
                                                         ========  ========

     Oil and Condensate Production (thousand barrels):
          Hugoton......................................        --        --
          West Panhandle...............................       217        34
          Gulf Coast...................................        92       198
          Other........................................        21        12
                                                         --------  --------
               Total...................................       330       244
                                                         ========  ========

     Weighted average sales price (1):
          Natural gas (per thousand cubic feet)........  $   2.90  $   2.26
          Natural gas liquids (per barrel).............  $  17.80  $  13.82
          Oil and condensate (per barrel)..............  $  19.33  $  17.61


     (1) Includes $0.15, $0.03 and $(0.08) from hedging natural gas, natural gas liquids and oil and condensate, respectively, in the first quarter of 1997.

       MESA's natural gas equivalent production was 8% lower in the first quarter of 1997 than in the same period of 1996. Hugoton field production was lower due to high production rates in the first quarter of 1996 resulting from compression installed in late 1995 at the Ulysses Station. Present Hugoton production rates have equalized with second quarter 1996 levels, and it is anticipated that total 1997 volumes will approximate total 1996 volumes as a result of a field compression expansion program currently underway. Gulf Coast production was lower due to natural production decline; however, production from five wells at East Cameron 322 which will come on stream in the second quarter is expected to offset the decline in the first quarter of 1997. West Panhandle condensate and NGL production increased as a result of new processing arrangements at the Fain plant as well as from the acquisition of condensate and NGL interests from MAPCO effective January 1, 1997. MESA anticipates total production of 157 Bcfe in 1997, up from 128 Bcfe in 1996, due to (i) the above mentioned activities in Hugoton and the Gulf Coast, (ii) development activities in the West Panhandle Field, and (iii) expected production of 17 Bcfe for the remainder of 1997 from the recently closed Greenhill Acquisition, which includes approximately 3 Bcfe from planned development activities on those properties.

       Prices for all of MESA's production increased significantly in the first quarter of 1997 in comparison to the first quarter of 1996. The higher recognized prices reflect the increase in energy commodity prices beginning in the fourth quarter of 1996 as well as MESA's hedging activities. The first quarter natural gas price is the highest realized gas price for MESA since the first quarter of 1984.

       The following table shows the effects of MESA's hedging activities on its natural gas prices for the periods indicated:

                                                         Three Months Ended
                                                               March 31
                                                           1997      1996
                                                         -------    -------
Natural Gas Prices (per Mcf):
  Actual price received for production................   $  2.75    $  2.26
  Effect of hedging activities........................       .15        --
                                                         -------    -------
Average price.........................................   $  2.90    $  2.26
                                                         =======    =======

Costs and Expenses
------------------

     MESA's aggregate costs and expenses increased by approximately 7% in the first quarter of 1997 compared to the same period in 1996. Lease operating expenses increased 39% as a result of higher production costs under certain contracts in the West Panhandle field and workovers in the Gulf Coast. Exploration charges increased reflecting the dry hole costs associated with Vermilion 348. General and administrative expenses decreased 32% primarily as a result of lower legal expenses and a significant reduction in personnel in MESA's natural gas vehicle equipment business and administrative functions. Depreciation, depletion and amortization, which is calculated quarterly on a unit-of-production basis, decreased primarily due to impairment of long-lived assets of approximately $6.8 million in accordance with the adoption of a new accounting requirement (SFAS No. 121) in the first quarter of 1996.

Other Income (Expense)
----------------------

     Interest income and interest expense in the first quarter of 1997 decreased from such income and expense during the same period in 1996 as average cash balances and aggregate debt outstanding decreased.

     Summarized long-term debt (in thousands) and quarter-end interest rates are as follows:

                           March 31, 1997            March 31, 1996
                       --------------------     -----------------------
                                   Average                     Average
                                   Interest                    Interest
                        Balance      Rate        Balance         Rate
                       --------    --------     ----------     --------
Fixed rate debt.....   $488,386      10.96%     $1,157,834       11.73%
Variable rate debt..    355,000       7.52%         51,131        7.92%
Other...............      5,305       N/A            5,305        N/A
                       --------                 ----------
Total...............   $848,691                 $1,214,270
                       ========                 ==========

     Results of operations for the three months ended March 31, 1997 and 1996, include certain items which are either non-recurring or are not directly associated with MESA's oil and gas producing operations. The following table sets forth the amounts of such items for the periods indicated (in thousands):

                                                             1997     1996
                                                            ------  -------
     Gains from investments...............................  $  --   $ 8,763
     Other ...............................................    (230)   1,503
                                                            ------  -------
          Total Other Income..............................  $ (230) $10,266
                                                            ======  =======

     The gains from investments relate to MESA's investments in marketable securities and energy futures contracts, which included NYMEX futures contracts, commodity price swaps and options that are not accounted for as hedges of future production. MESA's investments in marketable securities and futures contracts are valued at market prices at each reporting date with gains and losses included in the statement of operations for such reporting period whether or not such gains or losses have been realized. Since April 10, 1996, MESA has not engaged in speculative investments. Such investments are expected to be limited in the future.

Subsequent Events
-----------------

     See Note 5 to the consolidated financial statements included in this Form 10-Q for a discussion of the Merger Agreement and the Greenhill Acquisition.

CAPITAL RESOURCES AND LIQUIDITY
===============================

     In August of 1996, MESA completed a recapitalization of its balance sheet by issuing new equity and repaying and refinancing substantially all of its then existing long-term debt. In the Recapitalization, Richard E. Rainwater, along with then existing shareholders, injected $265 million of equity into MESA. The Recapitalization enhanced MESA's ability to compete in the oil and gas industry by substantially increasing its cash flow available for investment and improving its ability to attract capital. The ability to redirect cash flow to acquisition, exploitation and exploration activities and plant expansion rather than debt service allows MESA to pursue its aggressive growth strategy.

     See Note 3 to the consolidated financial statements of MESA included elsewhere in this Form 10-Q for a detailed discussion of MESA's existing debt.

     MESA has budgeted $130 million for development, exploration and gas processing in 1997. Of the 1997 total, $86 million is planned for development, $32 million for exploratory drilling, seismic and lease acquisition, and $12 million for gas plant and facility expansions. The 1997 budget includes work planned for the Greenhill properties. The timing of most of MESA's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, MESA has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant.

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

     Management believes that cash from operating activities, together with the availability under the Credit Facility will be sufficient for MESA to meet its debt service obligations and scheduled capital expenditures and to fund its working capital needs for the next several years. In order to finance any possible future acquisitions, MESA will either use borrowings available under the Credit Facility or MESA may seek to obtain additional debt or equity financing in the public or private capital markets. In February 1997, MESA filed a shelf registration statement for $500 million of debt securities and/or common stock with the Securities and Exchange Commission. In April 1997, MESA amended the Credit Facility, increasing the borrowing base to $650 million to accommodate additional debt incurred to finance the Greenhill Acquisition. In addition, MESA may seek to use its equity securities as an acquisition currency. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to the financial condition and performance of MESA, and some of which will be beyond MESA's control, such as prevailing interest rates, oil, natural gas and NGL prices, the availability of properties for acquisition and other market conditions. There can be no assurance that additional debt or equity financing will be available or be available on terms attractive to MESA. In addition, the ability of MESA to incur any additional indebtedness and grant security interests with respect thereto will be subject to the terms of the Credit Facility and the indentures governing its Senior Subordinated Notes and Senior Discount Notes.

Price Risk Management
=====================

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

       As a result of physical sales contracts and other hedging arrangements, MESA's estimated fixed price profile for the balance of 1997 is as follows:
36% of expected natural gas production is hedged at an average of $2.29 per MMBtu; 10% of expected natural gas liquids production is hedged at an average $17.07 per Bbl; and 25% of expected oil and condensate production is hedged at an average of $22.21 per Bbl. MESA has entered into various option contracts to limit the price risk on additional 4% of its expected natural gas production.

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

Net Operating Loss Carryforwards
================================

     At December 31, 1996, MESA had a regular tax net operating loss ("NOL") carryforward of approximately $560 million. Additionally, MESA had an alternative minimum tax loss carryforward available to offset future alternative minimum taxable income of approximately $535 million. If not used, these carryforwards will expire between 2007 and 2011. As a result of the Recapitalization, MESA's ability to carry forward its NOLs is subject to the limitations of Section 32 of the Internal Revenue Code of 1986, which, in general, limits the utilization of NOL carryforwards subsequent to a substantial change (generally more than 50%) in corporate stock ownership. Notwithstanding the above limitations, MESA expects the NOL's available in 1997 to be sufficient to offset any taxable income expected to be generated in 1997.

Other
=====

     Mesa recognizes its ownership interest in natural gas production as revenue. Actual production quantities sold may be different from Mesa's ownership share of production in a given period. Mesa records these differences as gas balancing receivables or as deferred revenue. Net gas balancing overproduction represented approximately 1.9% of total equivalent production for the three months ended March 31, 1997, compared with net gas balancing underproduction amounting to approximately 5.4% of total equivalent production during the same period in 1996. The gas balancing receivable or deferred revenue component of natural gas and natural gas liquids revenues in future periods is dependent on future rates of production, field allowables and the amount of production taken by Mesa or by its joint interest partners.


PART II - OTHER INFORMATION
===========================
Item 1.  Legal Proceedings
--------------------------

     Reference is made to Part I, Item 1, Note 4 of this Form 10-Q for information regarding legal proceedings, which information is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)(3)  Exhibits
----------------

(Asterisk indicates exhibits are incorporated by reference herein).

     *2.1   - Stock Purchase Agreement dated February 7, 1997, by and between
              Western Mining Corporation (USA) and MESA Operating Co. (Exhibit 10 to MESA's Form 8-K dated February 7, 1997).

     *2.2   - Agreement and Plan of Merger dated as of April 6, 1997, among
              MESA Inc, Mesa Operating Co., MXP Reincorporation Corp., and Parker & Parsley Petroleum Company (Exhibit 2.1 to MESA's Form 8-K dated April 6, 1997).

     *2.3   - Shareholders Agreement dated as of April 6, 1997, by and between
              MESA Inc. and DNR-MESA Holdings, L.P. (Exhibit 2.2 to MESA's Form 8-K dated April 6, 1997).

     *2.4   - Letter Agreement dated April 6, 1997, between Parker & Parsley
              Petroleum Company and DNR-MESA Holdings, L.P. (Exhibit 2.3 to MESA's Form 8-K dated April 6, 1997).

     *2.5   - Shareholders Agreement dated as of April 6, 1997, by and between
              MESA Inc., Boone Pickens and Parker & Parsley Petroleum Company (Exhibit 2.4 to MESA's Form 8-K dated April 6, 1997).

     *3.1   - Amended and Restated Articles of Incorporation of MESA Inc.
              dated December 31, 1991, (Exhibit 3[a] to MESA's Form
              10-K dated December 31, 1991).

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

    *10.26  - Employment Agreement dated as of August 21, 1996, between
              MESA Inc., a Texas corporation, and Ira Jon Brumley, a Texas resident.

    *10.27  - 1996 Incentive Plan of MESA Inc. (Exhibit 10.27 to MESA's Form
              10-K/A dated December 31, 1996).

    *10.28  - Mesa Management Severance Plan including Schedule of
              Participants (Exhibit 10.28 to MESA's Form 10-K/A dated December 31, 1996).

     27     - Article 5 of Regulation S-X Financial Data Schedule
              for the First Quarter 1997 Form 10-Q.

(b)  Reports on Form 8-K

     1. Current Reports on Form 8-K and 8-K/A dated February 8, 1997 regarding the acquisition of Greenhill Petroleum Corporation, including Greenhill's financial statements for the year ended June 30, 1996 and the six months ended December 31, 1996.

     2. Current Report on Form 8-K dated April 7, 1997 regarding the proposed merger of MESA Inc. and Parker & Parsley Petroleum Company.

                                 SIGNATURES
                                 ==========

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        MESA Inc.
                                                      (Registrant)




                                                   ---------------------
                                                     Wayne A. Stoerner
                                                        Controller
                                               (Principal accounting officer
                                                 duly authorized to sign on
                                                  behalf of the Registrant)

Date: May 15, 1997
      ------------

                         INDEX TO EXHIBITS
                         -----------------

Exhibit No.   Description
-----------   -----------

    27 Article 5 of Regulation S-X Financial Data Schedule for the First Quarter 1997 Form 10-Q.

[ARTICLE]                      5
[LEGEND]                       THIS SCHEDULE CONTAINS SUMMARY FINANCIAL
                               INFORMATION EXTRACTED FROM THE MESA INC. AND
                               SUBSIDIARIES MARCH 31, 1997, FINANCIAL
                               STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY
                               BY REFERENCE TO SUCH FINANCIAL STATEMENTS
[MULTIPLIER]                   1,000

[PERIOD-TYPE]                  3-MOS
[FISCAL-YEAR-END]              DEC-31-1996
[PERIOD-END]                   MAR-31-1997
[CASH]                              20,137
[SECURITIES]                             0
[RECEIVABLES]                       30,555
[ALLOWANCES]                         2,534
[INVENTORY]                          2,459
[CURRENT-ASSETS]                    55,140
[PP&E]                           2,088,940
[DEPRECIATION]                     991,722
[TOTAL-ASSETS]                   1,248,949
[CURRENT-LIABILITIES]               51,911
[BONDS]                            843,386
[PREFERRED-MANDATORY]                1,240
[PREFERRED]                              0
[COMMON]                               643
[OTHER-SE]                         275,832
[TOTAL-LIABILITY-AND-EQUITY]     1,248,949
[SALES]                             94,143
[TOTAL-REVENUES]                    94,143
[CGS]                                    0
[TOTAL-COSTS]                       59,435
[OTHER-EXPENSES]                    22,487
[LOSS-PROVISION]                         0
[INTEREST-EXPENSE]                  22,724
[INCOME-PRETAX]                      6,725
[INCOME-TAX]                             0
[INCOME-CONTINUING]                  6,725
[DISCONTINUED]                           0
[EXTRAORDINARY]                          0
[CHANGES]                                0
[NET-INCOME]                         6,725
[EPS-PRIMARY]                         0.10
[EPS-DILUTED]                         0.07