Form 10-Q
period 1997-06-30
MESA INC
filed 1997-08-07
CIK 877930

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

               For the quarterly period ended June 30, 1997
                                             --------------
                                     or

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

    Number of shares outstanding as of the close of business on August 5, 1997: 64,279,568
      ----------

---------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
==============================
Item 1.  Financial Statements
-----------------------------

                                       MESA Inc.
                                       =========
                         Consolidated Statement of Operations
                         -------------------------------------
                         (in thousands, except per share data)
                                      (unaudited)

                                                     Three Months Ended   Six Months Ended
                                                           June 30              June 30
                                                    -------------------  -------------------
                                                      1997       1996       1997       1996
                                                    --------   --------   --------  --------
     REVENUES:
          Natural gas...............................$ 34,246   $ 44,243  $ 88,810   $ 94,810
          Natural gas liquids.......................  20,395     19,979    50,439     43,115
          Oil and condensate........................  19,709      4,484    26,087      8,847
          Other.....................................   3,644      2,616     6,801      5,193
                                                    --------   --------  --------   --------
                                                      77,994     71,322   172,137    151,965
                                                    --------   --------  --------   --------
     COSTS AND EXPENSES:
          Lease operating...........................  17,227     12,077    35,281     25,039
          Production and other taxes................   6,124      4,893    12,048     10,299
          Exploration charges.......................   2,134      2,270     8,067      2,814
          General and administrative................   5,476      8,954     9,277     14,538
          Depreciation, depletion and amortization..  30,787     22,068    56,510     46,064
          Impairment of long-lived assets............  2,907        --      2,907      6,828
                                                    --------   --------  --------   --------
                                                      64,655     50,262   124,090    105,582
                                                    --------   --------  --------   --------
     OPERATING INCOME...............................  13,339     21,060    48,047     46,383
                                                    --------   --------  --------   --------
     OTHER INCOME (EXPENSE):
          Interest income..........................      297      3,747       764      6,964
          Interest expense.........................  (25,611)   (36,164)  (48,335)   (73,913)
          Gains on investments.....................      --         586       --       9,349
          Gain from adjustment of contingency
            reserve................................      --      15,000       --      15,000
          Other....................................   (2,263)       318    (2,493)     1,821
                                                    --------   --------  --------   --------
                                                     (27,577)   (16,513)  (50,064)   (40,779)
                                                    --------   --------  --------   --------
     NET INCOME (LOSS)............................. $(14,238)  $  4,547  $ (2,017)  $  5,604
     DIVIDENDS ON PREFERRED STOCK .................   (5,609)       --    (11,105)       --
                                                    --------   --------  --------   --------
     NET INCOME (LOSS) APPLICABLE TO COMMON STOCK   $(19,847)  $  4,547  $(13,122)  $  5,604
                                                    ========   ========  ========   ========
     NET INCOME (LOSS) PER COMMON SHARE AND
     COMMON SHARE EQUIVALENT ...................... $  (0.31)  $   0.07  $  (0.20)  $   0.09
                                                    ========   ========  ========   ========
     WEIGHTED AVERAGE COMMON SHARES AND COMMON
     SHARE EQUIVALENTS OUTSTANDING.................   64,280     64,057    64,280     64,053
                                                    ========   ========  ========   ========

             (See accompanying notes to consolidated financial statements.)

                                       MESA Inc.
                                      =========
                             Consolidated Balance Sheets
                             ---------------------------
                          (in thousands, except share data)



                                                         June 30,      December 31,
                             ASSETS                       1997             1996
                                                       ------------    ------------
                                                       (unaudited)
    CURRENT ASSETS:
         Cash and cash investments.................... $     20,751    $     16,681
         Accounts and notes receivable................       45,077          63,410
         Other........................................        5,004           4,186
                                                       ------------    ------------
              Total current assets....................       70,832          84,277
                                                       ------------    ------------
    PROPERTY, PLANT AND EQUIPMENT:
         Oil and gas properties, wells and
           equipment using the successful
           efforts method of accounting...............    2,337,133       1,975,684
         Office and other.............................       39,954          36,740
         Accumulated depreciation, depletion
           and amortization...........................   (1,025,355)       (966,040)
                                                       ------------    ------------
                                                          1,351,732       1,046,384
                                                       ------------    ------------
    OTHER ASSETS:
         Gas balancing receivable.....................       42,978          61,204
         Other........................................       39,916          22,014
                                                       ------------    ------------
                                                             82,894          83,218
                                                       ------------    ------------
                                                       $  1,505,458    $  1,213,879
                                                       ============    ============


              LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
         Current maturities on long-term debt......... $      5,305    $      5,305
         Accounts payable.............................        2,423          10,085
         Interest payable.............................       23,436          21,150
         Other accrued liabilities....................       27,786          32,960
                                                       ------------    ------------
              Total current liabilities...............       58,950          69,500
                                                       ------------    ------------
    LONG-TERM DEBT....................................    1,102,999         802,772
                                                       ------------    ------------
    DEFERRED REVENUE..................................       14,793          14,977
                                                       ------------    ------------
    OTHER LIABILITIES.................................       65,239          61,136
                                                       ------------    ------------
    CONTINGENCIES

    STOCKHOLDERS' EQUITY:
         8% Cumulative convertible preferred
           stock, $.01 par value, authorized
           500,000,000 shares; outstanding
           126,557,019 shares and 121,643,686 shares,
           respectively...............................        1,266           1,216
         Common stock, $.01 par value, authorized
           600,000,000 shares; outstanding 64,279,568
           shares and 64,279,568 shares, respectively.          643             643
         Additional paid-in capital...................      667,860         656,805
         Accumulated deficit..........................     (406,292)       (393,170)
                                                       ------------    ------------
                                                            263,477         265,494
                                                       ------------    ------------
                                                       $  1,505,458    $  1,213,879
                                                       ============    ============

                 (See accompanying notes to consolidated financial statements.)

                                  MESA Inc.
                                  =========
                    Consolidated Statements of Cash Flows
                    -------------------------------------
                               (in thousands)
                                 (unaudited)


                                                          Six Months Ended
                                                               June 30
                                                        -------------------
                                                          1997       1996
                                                        --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)................................. $ (2,017) $   5,604
     Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation, depletion and amortization.....   56,510     46,064
          Impairment of long-term assets...............    2,907      6,828
          Accreted interest on discount notes..........    9,227       (215)
          Gains from investments.......................      --      (9,349)
          Changes in operating receivables and payables   11,554    (20,053)
          Sales (purchases) of investments.............     (405)    47,625
          Other........................................    9,986      2,069
                                                        --------   --------
          Cash provided by operating activities........   87,762     78,573
                                                        --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures.............................. (371,960)   (19,664)
     Other.............................................      280        (90)
                                                        --------   --------
          Cash used in investing activities............ (371,680)   (19,754)
                                                        --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Long-term borrowings .............................  349,000        --
     Repayments of long-term debt......................  (58,000)   (34,865)
     Other.............................................   (3,012)     1,294
                                                        --------   --------
          Cash provided by (used in) financing
            activities.................................  287,988    (33,571)
                                                        --------   --------
NET INCREASE IN CASH AND CASH INVESTMENTS..............    4,070     25,248

CASH AND CASH INVESTMENTS AT BEGINNING OF PERIOD.......   16,681    149,143
                                                        --------   --------
CASH AND CASH INVESTMENTS AT END OF PERIOD............. $ 20,751   $174,391
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

                                   MESA Inc.
                                   =========
          Consolidated Statement of Changes in Stockholders' Equity
          ---------------------------------------------------------
                                 (in thousands)
                                   (unaudited)



                                    December 31,     Net                  June 30,
                                        1996        Loss     Dividends      1997
                                    -----------   --------   ---------    ---------
Common Stock.....................    $      643   $   --      $   --      $     643
8% Cumulative Convertible
   Preferred Stock
   Series A......................           604       --            25          629
   Series B......................           612       --            25          637
Additional Paid in Capital.......       656,805       --        11,055      667,860
Accumulated Deficit..............      (393,170)    (2,017)    (11,105)    (406,292)
                                    -----------   --------    --------    ---------
Total Stockholders' Equity.......    $  265,494   $ (2,017)   $   --      $ 263,477
                                    ===========   ========    ========    =========
Shares Outstanding
   Common Stock..................        64,280       --          --         64,280
   Series A......................        60,443       --         2,441       62,884
   Series B......................        61,201       --         2,472       63,673






























                (See accompanying notes to consolidated financial statements.)

                                  MESA Inc.
                                  =========
                 Notes to Consolidated Financial Statements
                 ------------------------------------------
                               June 30, 1997
                                (unaudited)


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

     MESA is primarily in the business of acquiring, exploring for, developing, producing, processing and selling natural gas and oil in the United States. For the six months ended June 30, 1997, 57 percent of MESA's equivalent production was natural gas, 30 percent was natural gas liquids, and 13 percent was oil and condensate. MESA's primary producing areas are the Hugoton field of southwest Kansas, the West Panhandle field of Texas and the Gulf of Mexico, offshore Texas and Louisiana. Production from MESA's properties has access to a substantial portion of the major metropolitan markets in the United States, primarily in the midwest and northeast, through numerous pipelines and other purchasers. In the first quarter of 1997, MESA acquired additional condensate and natural gas liquids ("NGL") interests (the "Liquids Acquisition") in the West Panhandle field of Texas from MAPCO, Inc. and its affiliates ("MAPCO"). In the second quarter of 1997, MESA closed its acquisition of Greenhill Petroleum Corporation ("Greenhill") from Western Mining Corporation (USA) (the "Greenhill Acquisition"). The Greenhill Acquisition provides MESA with reserve and production growth opportunities, a new core area onshore Gulf Coast and increased oil reserves.

     The consolidated financial statements of MESA for the three and six month periods ended June 30, 1997 and 1996, are unaudited but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in MESA's Annual Report on Form 10-K/A ("Form 10-K") for the year ended December 31, 1996.

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

Impairment of Long-Term Assets
------------------------------

    In 1996, MESA adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("SFAS No. 121") which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. SFAS No. 121 requires a review for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, MESA estimates future cash flows (undiscounted and without interest charges) expected to result from use of an asset and its eventual disposition. Impairment is recognized only if the carrying amount of an asset is greater than the expected future cash flows. The amount of impairment is based on the fair value of the asset. Under SFAS No. 121, each property is individually evaluated for impairment. The results for the six months ended June 30, 1996, include $6.8 million resulting from impairment of long-term assets in accordance with initial adoption of SFAS No.
121. Such impairment relates primarily to a Gulf of Mexico oil and gas property. The results for the three- and six-months ended June 30, 1997, includes $2.9 million resulting from impairment of long-term assets held for sale.

Revenues
--------

     MESA recognizes its ownership interest in production as revenue. Actual production quantities sold may be different from MESA's ownership share of production in a given period. MESA records these differences as gas balancing receivables or as deferred revenue. The receivable or deferred revenue component of revenues in future periods is dependent on future rates of production, field allowables and the amount of production taken by MESA or by its joint interest partners.

     MESA periodically utilizes financial and physical energy markets as a hedge against commodity price fluctuations. Gains or losses on hedges are deferred and recognized as natural gas revenue when the hedged production occurs. MESA recognized net gains from hedging activities of $2.9 million and $1.1 million for the three- and six-month periods ended June 30, 1997, respectively. MESA did not hedge production during the first six months of 1996.

(2)  INVESTMENTS
     ===========

    Since April 10, 1996, MESA has made no speculative investments in commodity futures contracts. Speculative investments are expected to be limited in the future.

    For the six months ended June 30, 1996, MESA recognized net gains of approximately $9.3 million from its investments. The net investment gains and losses recognized during a period include both realized and unrealized gains and losses. MESA realized net gains from investments of $16.9 million for the six months ended June 30, 1996. At June 30, 1996, MESA had no open futures contracts and no unrealized gain or loss on investments.

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

(3)  LONG-TERM DEBT
     ==============

     Long-term debt and current maturities are as follows (in thousands):


                                                    June 30,    December 31,
                                                     1997           1996
                                                  ----------    ------------
     10-5/8% Senior Subordinated Notes........... $  325,000      $  325,000
     11-5/8% Senior Discount Notes...............    167,999         158,772
     Credit Facility.............................    610,000         319,000
     Other.......................................      5,305           5,305
                                                  ----------      ----------
                                                   1,108,304         808,077
     Current maturities..........................     (5,305)         (5,305)
                                                  ----------      ----------
     Long-term debt.............................. $1,102,999      $  802,772
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

Credit Facility
---------------

     In conjunction with the Recapitalization, MESA entered into a seven-year $525 million secured revolving credit facility ("the Credit Facility"). Mesa Operating Co.("MOC"), a wholly owned subsidiary of MESA Inc., is the borrower under the Credit Facility and all borrowings are fully and unconditionally guaranteed by MESA Inc. The Credit Facility, which is secured by liens on substantially all of MESA's assets, matures on June 30, 2003. The borrowing base for the Credit Facility is determined from the value of MESA's proved oil and gas reserves. In order to accommodate the additional debt incurred in the Greenhill Acquisition, the Credit Facility was amended to increase the borrowing base to $650 million. As of June 30, 1997, the Credit Facility supported Letters of Credit totaling $29.7 million and MESA had $10.3 million of unused borrowing capacity. Borrowings bear interest, at MESA's option, at Interbank Eurodollar rates plus 1-1/2%, CD rates plus 1-1/2%, Fed Funds rates plus 1% or the prime rate plus 1/2% at the current amount borrowed under the Credit Facility. The rates drop in 1/4% increments at borrowings under 75% and 50% of the borrowing base. The rates on Eurodollar loans drop another 1/4% at borrowings under 25% of the borrowing base. MESA has entered into an interest rate swap for two years that fixes the interest rate on $250 million of borrowings at 7.73%.

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

Interest and Maturities
-----------------------

     The aggregate interest payments, net of amounts capitalized, made during the six months ended June 30, 1997 and 1996, were $35.9 million and $72.6 million, respectively. The interest payments in the six months ended June 30, 1996, included a $42 million interest payment made on January 2, 1996, paid pursuant to the terms of a series of debt repaid in the Recapitalization, in respect of the regular December 31, 1995, interest payment. In addition, on July 1, 1996, MESA made a $41.9 million interest payment related to the regular June 30, 1996, interest payment on the same series of debt. Payment of approximately $9.2 million of interest expense incurred during the six months ended June 30, 1997, was deferred under the terms of the Senior Discount Notes until the repayment dates of the Senior Discount Notes. Such interest is included in interest expense in the consolidated statements of operations for the six months ended June 30, 1997.

     There are no scheduled principal payments under the terms of the Credit Facility, the Senior Subordinated Notes or the Senior Discount Notes in the next five years. However, MESA may have to pay the $5.3 million of other long-term debt within the next year and therefore classifies such debt in current maturities.

(4)  Contingencies
     =============

Kansas Ad Valorem Tax
---------------------

     The Natural Gas Policy Act of 1978 ("NGPA") allows a "severance, production or similar" tax to be included as an add-on, over and above the maximum lawful price for natural gas. Based on the Federal Energy Regulatory Commission ("FERC") ruling that Kansas ad valorem tax was such a tax, MESA collected the Kansas ad valorem tax in addition to the otherwise maximum lawful price. The FERC's ruling was appealed to the United States Court of Appeals for the District of Columbia ("D.C. Circuit"), which held in June 1988 that the FERC failed to provide a reasoned basis for its findings and remanded the case to the FERC for further consideration.

     On December 1, 1993, the FERC issued an order reversing its prior ruling, but limiting the effect of its decision to Kansas ad valorem taxes for sales made on or after June 28, 1988. The FERC clarified the effective date of its decision by an order dated May 18, 1994. The order clarified that the effective date applies to tax bills rendered after June 28, 1988, not sales made on or after that date. Numerous parties filed appeals of the FERC's action in the D.C. Circuit. Various natural gas producers challenged the FERC's orders on two grounds: (1) that the Kansas ad valorem tax, properly understood, does qualify for reimbursement under the NGPA; and (2) the FERC's ruling should, in any event, have been applied prospectively. Other parties challenged the FERC's orders on the grounds that the FERC's ruling should have been applied retroactively to December 1, 1978, the date of the enactment of the NGPA and producers should have been required to pay refunds accordingly.

     The D.C. Circuit issued its decision on August 2, 1996, which holds that producers must make refunds of all Kansas ad valorem taxes collected with respect to production since October 4, 1983 as opposed to June 28, 1988. Petitions for rehearing were denied November 6, 1996. Various natural gas producers subsequently filed a petition for writ of certiori with the United States Supreme Court seeking to limit the scope of the potential refunds to tax bills rendered on or after June 28, 1988 (the effective date originally selected by the FERC). Williams Natural Gas Company filed a cross-petition for certiori seeking to impose refund liability back to December 1, 1978. Both petitions were denied on May 12, 1997.

     MESA filed a petition for adjustment with the FERC on June 24, 1997.
MESA is unable at this time to predict the final outcome of this matter or the amount, if any, that will ultimately have to be refunded. No provision for liability has been made to the accompanying financial statements. MESA is seeking waiver or set-off with respect to that portion of the refund associated with (i) non-recoupable royalties, (ii) non-recoupable Kansas property taxes based, in part, upon the higher prices collected, and
(iii) interest for all periods.

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

     On March 22, 1995, a jury trial began and on May 4, 1995, the jury returned its verdict. Among its findings, the jury determined that CIG had underpaid royalties for the period after September 30, 1989, in the amount of approximately $140,000. Although the plaintiffs argued that the "favored-nations" clause entitled them to be paid for all of their gas at the highest price voluntarily paid by CIG to any other lessor, the jury determined that the plaintiffs were estopped from claiming that the "favored-nations" clause provides for other than a pricing-scheme to pricing-scheme comparison. In light of this determination, and the plaintiffs' stipulation that a pricing-scheme to pricing-scheme comparison would not result in any "trigger prices" or damages, defendants asked the court for a judgment that plaintiffs take nothing. The court, on June 7, 1995, entered final judgment that plaintiffs recover no monetary damages. The plaintiffs filed a motion for new trial on June 22, 1995. The court, on July 18, 1997, denied plaintiff's motion. The plaintiffs are expected to appeal to the Fifth Circuit, but MESA cannot predict whether they will do so.

     On June 7, 1996, the plaintiffs filed a separate suit against CIG and MESA in state court in Amarillo, Texas, similarly claiming underpayment of royalties under the "favored-nations" clause, but based upon the above-described pricing-scheme to pricing-scheme comparison on a well-by-well monthly basis. The plaintiffs also claim underpayment of royalties since
June 7, 1995, under the "favored-nations" clause based upon either the pricing-scheme to pricing-scheme method or their previously alleged higher price method. MESA believes it has several defenses to this action and intends to contest it vigorously. MESA is not currently able to determine the range of reasonably possible losses, if any, that would be payable if such action was determined adversely to MESA.

     The federal court in the above-referenced first suit issued an order on July 29, 1996, which stayed the second suit pending a decision by the court on plaintiffs' motion for new trial in the first suit.

     However, based on the jury verdict and final judgment, MESA does not expect the ultimate resolution of these lawsuits to have a material adverse effect on its financial position or results of operations.

Lease Termination
-----------------

     In 1991 MESA sold certain producing oil and gas properties to Seagull Energy Company ("Seagull"). In 1994, two lawsuits were filed against Seagull in the 100th District Court in Carson County, Texas, by certain land and royalty owners claiming that certain of the oil and gas leases owned by Seagull had terminated due to cessation in production and/or lack of production in paying quantities occurring at various times from first production through 1994. In the third quarter of 1995, Seagull filed third-party complaints against MESA claiming breach of warranty and false representation in connection with the sale of such properties to Seagull. Seagull filed a similar third-party complaint June 29, 1995, against MESA covering a different lease in the 69th District Court in Moore County, Texas. The plaintiffs in the cases against Seagull sought to terminate the leases. Seagull, in its complaint against MESA, sought unspecified damages relating to any leases which were terminated. In February 1997, MESA entered a settlement whereby, for an immaterial contribution, Seagull released MESA from all its claims associated with the litigation and agreed to provide similar releases from the land and royalty owners. MESA received such releases in the second quarter.

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

(5) Other Income
    ============

    In the mid-to-late 1980's, as a result of regulatory changes, MESA settled a number of natural gas purchase contracts. At that time, MESA established a reserve for amounts possibly payable to third parties as a result of the settlements. In 1996, as a result of reaching tentative agreement in negotiation with certain of the parties, MESA determined that $15 million of the amount previously reserved was no longer required.

(6) Subsequent Events
    =================

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

    On June 27, 1997, the Securities and Exchange Commission declared effective the Joint Proxy Statement/Prospectus for the proposed merger of MESA Inc. and Parker & Parsley Petroleum Company to form Pioneer Natural Resources Company. Both companies will conduct special meetings of stockholders on August 7, 1997. Since the merger requires approval by MESA's common and preferred shareholders and Parker & Parsley's shareholders, there can be no assurance that such merger will occur.

(7) Pro Forma Condensed Consolidated Financial Statements
    =====================================================

    The unaudited pro forma combined statements of operations of MESA for six months ended June 30, 1997, and for the year ended December 31, 1996, have been prepared to give effect to the Greenhill Acquisition and additional borrowings to finance such acquisition, as if these events had occurred on January 1, 1996. The unaudited pro forma combined statement of operations of MESA for the year ended December 31, 1996, has also been prepared to give effect to the Recapitalization, which entailed issuing $265 million in new preferred equity and repaying and refinancing substantially all of MESA's $1.2 billion of then existing long-term debt. MESA's balance sheet as of June 30, 1997, includes the assets and liabilities acquired in the Greenhill Acquisition. The Greenhill Acquisition has been accounted for using the purchase method of accounting.

    The unaudited pro forma combined financial statements included herein are not necessarily indicative of the results that might have occurred had the transactions taken place at the beginning of the period specified and are not intended to be a projection of future results. In addition, future results may vary significantly from the results reflected in the accompanying unaudited pro forma combined financial statements because of normal production declines, changes in product prices, future acquisitions and divestitures, future development and exploration activities, and other factors.

    The following condensed consolidated financial statements should be read in conjunction with (i) "Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii) the Consolidated Financial Statements of MESA and the related notes thereto, which are set forth in MESA's Annual Report on Form 10-K/A and in this Form 10-Q and incorporated herein by reference, and (iii) the Historical Financial Statements of Greenhill for the fiscal year ended June 30, 1996, and for the six months ended December 31, 1996, (unaudited) and the related notes thereto, which are set forth in MESA's Current Report on Form 8-K/A dated February 7, 1997, and incorporated herein by reference.

                       UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS
                                  SIX MONTHS ENDED JUNE 30, 1997
                              (in thousands, except per share data)



                                                                  Pro Forma
                                                                   Combined       Pro Forma
                                         MESA      Greenhill     Adjustments      Combined
                                       --------    ---------     -----------      ---------
 Revenues:
   Oil and gas.................        $165,336       17,369                        182,705
   Interest and other..........           7,565          147                          7,712
   Gain on disposition of
     assets, net...............             (23)          41                             18
                                       --------    ---------                      ---------
                                        172,878       17,557                        190,435
                                       --------    ---------                      ---------
 Costs and expenses:
   Oil and gas production......          47,329        6,641                         53,970
   Depreciation, depletion and
      amortization:
      Oil and gas properties...          52,503        7,725            (483)   (a)  59,745
      Other....................           4,007          --                           4,007
   Impairment of long lived
      assets...................           2,907          --                           2,907
   Exploration and abandonments           8,067        4,059                         12,126
   General & administrative (b)           9,277       13,318         (11,027)   (c)  11,568
   Interest....................          48,335          --            5,429    (d)  53,764
   Other.......................           2,470          --                           2,470
                                       --------    ---------                      ---------
                                        174,895       31,743                        200,557
                                       --------    ---------                      ---------
 Income from continuing
   operations..................          (2,017)     (14,186)                       (10,122)
 Dividends on preferred stock..         (11,105)         --                         (11,105)
                                       --------    ---------                      ---------
 Income (loss) from continuing
   operations applicable to
   common stock................        $(13,122)   $ (14,186)                     $ (21,227)
                                       ========    =========                      =========
 Income (loss) from continuing
   operations per common share
   and common share equivalent.        $  (0.20)                                  $   (0.33)
                                       ========                                   =========
 Weighted average common shares
   and common share equivalents          64,280                                      64,280
                                       ========                                   =========

                     UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS
                                   YEAR ENDED DECEMBER 31, 1996
                              (in thousands, except per share data)




                                                                      Pro Forma
                                                                      Combined        Pro Forma
                                    MESA      Recap.     Greenhill   Adjustments      Combined
                                  --------   -------     ---------   -----------     ---------
 Revenues:
   Oil and gas.................   $300,336               $  70,944                   $ 371,280
   Interest and other..........     33,824                     --                       33,824
   Gain on disposition of
     assets, net...............     11,966                     --                       11,966
                                  --------               ---------                   ---------
                                   346,126                  70,944                     417,070
                                  --------               ---------                   ---------
 Costs and expenses:
   Oil and gas production......     74,518                  23,099                      97,617
   Depreciation, depletion and
      amortization:
      Oil and gas properties...     91,554                  29,355         2,633 (a)   123,542
      Other....................      4,919                     --                        4,919
   Impairment of long lived
      assets...................      6,828                     --                        6,828
   Exploration and abandonments      5,431                   7,341                      12,772
   General & administrative (b)     31,473                   9,543                      41,016
   Interest....................    121,135   (34,530) (e)     (729)       19,390 (d)   105,266
   Other.......................      1,929                     411                       2,340
                                  --------               ---------                   ---------
                                   337,787                  69,020                     394,300
                                  --------               ---------                   ---------
 Income from continuing
   operations..................      8,339                   1,924                      22,770
 Dividends on preferred stock..     (9,522)  (12,358) (f)      --                      (21,880)
                                  --------               ---------                   ---------
 Income (loss) from continuing
   operations applicable to
   common stock................   $ (1,183)              $   1,924                   $     890
                                  ========               =========                   =========
 Income (loss) from continuing
   operations per common share
   and common share equivalent.   $ (0.02)                                           $    0.01
                                  ========                                           =========
 Weighted average common shares
   and common share equivalents     64,164                                              64,164
                                  ========                                           =========

                 Notes to Pro Forma Combined Financial Statements
                                   (unaudited)


Note 1.  Basis of Presentation
------------------------------

     The following is a description of the individual columns included in these unaudited pro forma combined financial statements:

        MESA - Represents the consolidated statements of operations of MESA for the six months ended June 30, 1997, and for the year ended December 31, 1996.

        Recap. - Represents the effects on MESA's unaudited pro forma combined statement of operations from the Recapitalization as if it had occurred on January 1, 1996. In August of 1996, MESA completed a recapitalization of its balance sheet by issuing new equity and repaying and refinancing substantially all of its then existing long-term debt. The Recapitalization was undertaken by MESA in an effort to deleverage and recapitalize MESA through the issuance of additional equity and through the refinancing of substantially all of MESA's $1.2 billion debt existing prior to the Recapitalization. The Recapitalization provided MESA with an improved financial condition due to (i) a significant reduction in total debt outstanding, (ii) a reduction in annual cash interest expense of approximately $75 million, (iii) cost savings programs which reduced general and administrative and other overhead expenses by approximately $10 million annually, and (iv) the extension of maturities on MESA's long-term debt, which eliminated MESA's then existing liquidity concerns.
   The Recapitalization included (i) the sale by private placement of shares of a new class of MESA Series B Preferred Stock for $133 million to DNR, whose sole general partner is Rainwater, Inc., a Texas corporation owned by Richard E. Rainwater, (ii) the sale of $132 million of a new class of MESA Series A Preferred Stock to MESA's then existing stockholders through a rights offering, (iii) the establishment of a new bank credit facility and (iv) the issuance of two new series of senior subordinated notes.

        Greenhill - Represents the unaudited statements of operations of Greenhill for the period from January 1, 1997, to April 15, 1997 (the date of acquisition), and for the year ended December 31, 1996.

Note 2.  Pro Forma Entries
--------------------------

     The unaudited pro forma combined statement of operations for the year ended December 31, 1996, presented herein does not reflect the results of operations from MESA's acquisition from MAPCO Inc. of approximately 11 MMBOE in February 1997 for approximately $66 million. The acquisition is not presented since it is not considered significant under Rule 3-05 of Regulation S-X. The purchase was funded by additional borrowings under MESA's credit facility.


(a) To adjust depreciation, depletion and amortization expense for the additional basis allocated to oil and gas properties acquired using the purchase method of accounting.
(b) MESA's general and administrative expenses for the year ended December 31, 1996, include $9.4 million associated with the elimination of 86 positions from the total of 385 at December 31, 1995, and a significant downsizing of MESA's natural gas vehicle equipment business in conjunction with the Recapitalization. Given the first quarter 1997 general and administrative expenses of $3.8 million, MESA's continuing costs are estimated at approximately $15 million per year ($3.8 million multiplied by four quarters). In addition, significant reductions in Greenhill's general and administrative expenses are expected because few of Greenhill's administrative personnel were retained. MESA considers a continuing annual expense associated with the Greenhill properties of approximately $5 million to be reasonable. Given the above, MESA expects total general and administrative expenses to approximate $20 million per year.

(c) To adjust general and administrative expenses to remove the $11.0 million in severance costs paid to Greenhill employees at the time of the acquisition.

(d) To adjust interest expense resulting from the borrowing of the funds necessary for the acquisition of Greenhill. MESA 1997 and 1996 pro forma incremental borrowing rate of 7% was utilized to determine the additional pro forma interest expense.

(e) To reduce interest expense as a result of the Recapitalization. Interest expense adjustments include the following for the year ended December 31, 1996 (in thousands):




                                                                    Pro Forma
                                       Historical      Pro Forma    Adjustment
                                       ----------     ----------    ----------
    Interest expense on former debt
    repaid in the Recapitalization:
      Secured Notes.................   $   26,231          --       $  (26,231)
      Former Credit Agreement.......        2,472          --           (2,472)
      12-3/4% secured discount notes.      43,979          --          (43,979)
      13-1/2% subordinated notes....          654          --             (654)

    Interest expense on former debt
    repaid prior to the
    Recapitalization:
      12-3/4% unsecured discount
      notes........................         2,595      $    2,595          --

    Interest expense on new debt
    issued in the Recapitalization:
      10-5/8% Senior Subordinated
      notes.........................       17,613      $   35,418       17,805
      11-5/8% Senior Discount Notes.        8,893          18,661        9,768
      New Credit Facility...........       15,094          26,327       11,233

    Other interest expense..........        3,604           3,604          --
                                       ----------      ----------   ----------
                                       $  121,135      $   86,605   $  (34,530)
                                       ==========      ==========   ==========

      Other interest expense is primarily the interest portion of the administrative fee charged by CIG in connection with MESA's West Panhandle field operations. The interest rate on the New Credit Facility is approximately 7.73% on the first $250 million due to an interest rate swap with the balance at a floating rate that during the period outstanding in 1996 was approximately 7%.

(f) To record the pro forma adjustment for an 8% annual dividend on the MESA Series A and Series B Preferred Stock payable quarterly in additional shares of MESA Series A and Series B Preferred Stock for at least the first four years after issuance as if the MESA Series A and Series B Preferred Stock had been issued January 1, 1996.

NOTE 3.  Pro Forma Production
-----------------------------

       The table below summarizes production and average prices for (i) MESA,
(ii) Greenhill, and (iii) MESA and Greenhill on a pro forma combined basis, for the six months ended June 30, 1997.


                                                                    Pro Forma
                                              MESA      Greenhill    Combined
                                            --------    ---------   ---------
Production:

Natural gas equivalents (MMcfe)............   64,875        5,225      70,100
Natural gas (MMcf).........................   36,969        1,307      38,276
Natural gas liquids (MBbls)................    3,236         --         3,236
Oil and condensate (MBbls).................    1,415          653       2,068
Helium (MMcf)..............................      106         --           106


*Equivalent natural gas production is based on a factor of six Mcf per barrel of liquids.

(8)  NEW ACCOUNTING STANDARDS
     ========================

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 which simplifies the existing standards for computing earnings per share. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 which adds a requirement for reporting comprehensive income as therein defined. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 which revises the existing standards for disclosures about segments of an enterprise. None of the above standards is effective in the second quarter and they are not anticipated to significantly impact the financial results of MESA.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
-------------------------------------------------------

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
===============================================

     This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation, the statements under "Capital Resources and Liquidity" and Notes 4 and 5 to the consolidated financial statements of MESA regarding MESA's financial position and liquidity, oil and gas production levels, expected prices, acquisition, exploitation and exploration plans, and other matters are forward-looking statements. Although MESA believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from MESA's expectations ("Cautionary Statements") are disclosed in this Form 10-Q, including without limitation in conjunction with the forward-looking statements included in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to MESA or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

RESULTS OF OPERATIONS
=====================

     MESA reported a net loss applicable to common stock of $19.8 million in the second quarter of 1997 compared with net income of $4.5 million in the second quarter of 1996. MESA reported a net loss applicable to common stock of $13.1 million for the six months ended June 30, 1997, compared with net income of $5.6 million for the same period in 1996.

     The following table presents a summary of the results of operations of MESA for the periods indicated (in thousands):



                                    Three Months Ended     Six Months Ended
                                         June 30                June 30
                                      1997       1996       1997       1996
                                    --------   --------   --------   --------
     Revenues.................      $ 77,994   $ 71,322   $172,137   $151,965
     Operating and
       administrative costs...       (30,961)   (28,194)   (64,673)   (52,690)
     Depreciation, depletion
       and amortization (1)...       (33,694)   (22,068)   (59,417)   (52,892)
                                    --------   --------   --------   --------
     Operating income.........        13,339     21,060     48,047     46,383
     Interest expense,
       net of interest income.       (25,314)   (32,417)   (47,571)   (66,949)
     Other....................        (2,263)    15,904     (2,493)    26,170
                                    --------   --------   --------   --------
     Net income ..............      $(14,238)  $  4,547   $ (2,017)  $  5,604
     Dividends on preferred
       stock..................        (5,609)       --     (11,105)       --
                                    --------   --------   --------   --------
     Net income applicable
      to common stock .......       $(19,847)  $  4,547   $(13,122)  $  5,604
                                    ========   ========   ========   ========


(1) Depreciation, depletion and amortization includes impairment of long-lived assets.

Revenues
--------

     The table below presents, for the periods indicated, the revenues, production and average prices received from sales of natural gas, natural gas liquids and oil and condensate.



                                    Three Months Ended    Six Months Ended
                                     1997      1996       1997      1996
                                   --------  --------   --------  --------
  Revenues (in thousands):
     Natural gas.................  $ 34,246  $ 44,243   $ 88,810  $ 94,810
     Natural gas liquids.........    20,395    19,979     50,439    43,115
     Oil and condensate..........    19,709     4,484     26,087     8,847
     Other ......................     3,644     2,616      6,801     5,193
                                   --------  --------   --------  --------
          Total..................  $ 77,994  $ 71,322   $172,137  $151,965
                                   ========  ========   ========  ========

  Natural Gas Production (million cubic feet):
     Hugoton.....................    10,780    12,111     21,608    25,054
     West Panhandle..............     3,436     4,097      8,712     9,568
     Greenhill...................       964       --         964       --
     Gulf Coast and other........     2,671     4,757      5,685     8,454
                                   --------  --------   --------  --------
          Total..................    17,851    20,965     36,969    43,076
                                   ========  ========   ========  ========

  Natural Gas Liquids Production (thousand barrels):
     Hugoton.....................       761       842      1,503     1,712
     West Panhandle..............       776       617      1,688     1,457
     Gulf Coast and other........        11        58         45        71
                                   --------  --------   --------  --------
          Total..................     1,548     1,517      3,236     3,240
                                   ========  ========   ========  ========

  Oil and Condensate Production (thousand barrels):
     West Panhandle..............       252        42        469        76
     Greenhill...................       600       --         600       --
     Gulf Coast and other........       233       192        346       402
                                   --------  --------   --------  --------
          Total..................     1,085       234      1,415       478
                                   ========  ========   ========  ========

  Weighted average sales price (1):
     Natural gas
      (per thousand cubic feet)..  $   1.92  $   2.06   $   2.40  $   2.17
     Natural gas liquids
      (per barrel).............    $  13.13  $  13.17   $  15.57  $  13.52
     Oil and condensate
      (per barrel)..............   $  18.15  $  19.54   $  18.43  $  18.55


     (1) Includes $0.01, $0.22 and $0.50 from hedging natural gas, natural gas liquids and oil and condensate, respectively, in the second quarter of 1997 and $0.08, $0.13 and $0.37 from hedging natural gas, natural gas liquids and oil and condensate, respectively, in the six months ended June 30, 1997.

       MESA's natural gas production declined in 1997 as a result of natural production declines in the Hugoton field and the Gulf Coast and a post-payout reduction in MESA's working interest in certain Gulf Coast wells in early 1997. MESA's combined natural gas liquids and oil and condensate production increased in 1997 as a result of the acquisition of condensate and natural gas liquid interests from MAPCO effective January 1, 1997, and the acquisition of Greenhill Petroleum Corporation effective April 15, 1997.

       MESA anticipates that total production for 1997 will increase over 1996 as a result of the previously mentioned acquisitions and ongoing development activities. A field compression expansion program currently underway in the Hugoton field is expected to increase production in the second half of 1997.
The recently completed East Cameron 322/323 drilling program is also expected to increase Gulf Coast production in the second half of 1997.

       Prices for all of MESA's production fell in the second quarter of 1997 in comparison to the second quarter of 1996. The lower recognized prices reflect the decline in energy commodity prices but were partially offset by MESA's hedging activities.

       The following table shows the effects of MESA's hedging activities on its prices for the periods indicated:



                 Quarter Ended June 30, 1997   Six Months Ended June 30, 1997
                ------------------------------ ------------------------------
                Natural   Natural    Oil and   Natural   Natural    Oil and
                  Gas   Gas Liquids Condensate   Gas   Gas Liquids Condensate
                ($/Mcf)   ($/Bbl)    ($/Bbl)   ($/Mcf)   ($/Bbl)    ($/Bbl)
                ------- ----------- ---------- ------- ----------- ----------
  Actual price
  received      $  1.91   $   12.91   $  17.65 $  2.35   $   15.44   $  18.06
  Effect of
  hedging          0.01        0.22       0.50    0.08        0.13       0.37
                ------- ----------- ---------- ------- ----------- ----------
  Average price $  1.92   $   13.13   $  18.15 $  2.43   $   15.57   $  18.43
                ======= =========== ========== ======= =========== ==========

       As a result of physical sales contracts and other hedging arrangements, MESA's estimated fixed price profile is as follows:



                                            Percent of    Floor    Ceiling
                                            Production    Price     Price
                                            ----------    -------  -------

Last Six Months of 1997
-----------------------
   Natural Gas ($/MMBtu net to MESA) . . .      55%      $  2.22   $  2.24
   Natural Gas Liquids ($/Bbl net to MESA)      10%      $ 17.13   $ 17.13
   Crude Oil ($/Bbl NYMEX equivalent). . .      36%      $ 20.56   $ 22.63

Calendar Year 1998
------------------
   Natural Gas ($/MMBtu net to MESA) . . .      16%      $  2.67   $  2.73
   Crude Oil ($/Bbl NYMEX equivalent). . .       6%      $ 19.90   $ 19.90


       In addition to these hedges, MESA entered into an eight-year agreement covering 13,000 MMBtus of natural gas per day beginning January 1, 1997. Under this agreement, MESA will receive the NYMEX Henry Hub natural gas price plus $0.52 per MMBtu for the first two years and ten percent of the NYMEX West Texas Intermediate crude oil price for the remaining six years.

Costs and Expenses
------------------

     MESA's aggregate costs and expenses increased by approximately 29% in the second quarter of 1997 and increased approximately 18% in the six months ended June 30, 1997, compared to the same periods in 1996. Lease operating expenses increased as a result of increased field and plant gas usage and an increase in the cost of gas used in operations, higher gathering fees in the West Panhandle, and the addition of costs for the Greenhill properties acquired in the second quarter. Exploration charges for the six months ended June 30, 1997, increased as compared to the same period in 1996 reflecting the dry hole costs associated with Vermilion 348. General and administrative expenses decreased primarily as a result of lower legal expenses and a significant reduction in personnel in MESA's natural gas vehicle equipment business and administrative functions. 1996 general and administrative expenses include a $3.6 million charge associated with such reduction in personnel. Depreciation, depletion and amortization, is calculated quarterly on a unit-of-production basis. Depreciation expense increased as a result of the downward revision of reserves at the end of 1996 and the higher per unit basis in the Greenhill properties. The impairment of long-lived assets for 1997 relates to the sales of MESA's remaining natural gas vehicles businesses early in the third quarter of 1997. The impairment of long-lived assets for the six months ended June 30, 1996,relates to the adoption of a new accounting requirement (SFAS No. 121) in 1996.

Other Income (Expense)
----------------------

     Interest income and interest expense in the three- and six-month periods ended June 30, 1997, decreased from such income and expense during the same periods in 1996 as average cash balances and aggregate debt outstanding decreased.

     Average long-term debt and interest rates for the periods indicated are as follows:


                                   Three Months Ended    Six Months Ended
                                        June 30              June 30
                                      1997     1996      1997        1996
                                    -------   -------    -------    -------
       Average long-term debt
       outstanding (in millions). ..$ 1,052   $ 1,208    $   954    $ 1,215
       Effective interest rate......   9.2%     11.7%       9.3%      11.8%


     Results of operations for the three- and six-months periods ended June 30, 1997 and 1996, include certain items which are either non-recurring or are not directly associated with MESA's oil and gas producing operations. The following table sets forth the amounts of such items for the periods indicated (in thousands):


                                   Three Months Ended    Six Months Ended
                                        June 30              June 30
                                      1997     1996      1997       1996
                                    -------   -------    -------   -------

       Gains from investments.......$  --     $   586   $  --      $ 9,349
       Gain from adjustment of
       Contingency reserve..........   --      15,000      --       15,000
       Other ....................... (2,263)      318    (2,493)     1,821
                                    -------   -------   -------    -------
          Total Other Income........$(2,263)  $15,904   $(2,493)   $26,170
                                    =======   =======   =======    =======


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

     In the mid-to-late 1980's, as a result of regulatory changes, MESA settled a number of natural gas purchase contracts. At that time, MESA established a reserve for amounts possibly payable to third parties as a result of the settlements. In 1996, as a result of reaching tentative agreement in negotiation with certain of the parties, MESA determined that $15 million of the amount previously reserved was no longer required.

Subsequent Events
-----------------

     See Note 6 to the consolidated financial statements included in this Form 10-Q for a discussion of the Merger Agreement.


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

     MESA has budgeted $130 million for development, exploration and gas processing in 1997. Of the 1997 total, $86 million is planned for development, $32 million for exploratory drilling, seismic and lease acquisition, and $12 million for gas plant and facility expansions. The 1997 budget includes work planned for the Greenhill properties. As of June 30, 1997, MESA had expended a little over $40 million of the amounts budgeted. The timing of most of MESA's capital expenditures is discretionary. The only material long-term capital expenditure commitment relates to a one year contract for a drilling rig to accomodate MESA's planned drilling activity in the Gulf of Mexico. Consequently, MESA has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant.

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

     On April 6, 1997, MESA announced that it and Parker & Parsley had entered into the Merger Agreement to merge and create Pioneer. See Note 6 to the consolidated financial statements of MESA included elsewhere in this Form 10-Q for a detailed discussion of the Merger Agreement. Since the merger requires approval by MESA's common and preferred shareholders and Parker & Parsley's shareholders, there can be no assurance that such merger will occur.

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

       As a result of physical sales contracts and other hedging arrangements, MESA's estimated fixed price profile is as follows:


                                            Percent of     Floor    Ceiling
                                            Production     Price     Price
                                            ----------    -------   -------

Last Six Months of 1997
-----------------------

   Natural Gas ($/MMBtu net to MESA) . . .      55%       $  2.22   $  2.24
   Natural Gas Liquids ($/Bbl net to MESA)      10%       $ 17.13   $ 17.13
   Crude Oil ($/Bbl NYMEX equivalent). . .      36%       $ 20.56   $ 22.63

Calendar Year 1998
------------------

   Natural Gas ($/MMBtu net to MESA) . . .      16%       $  2.67   $  2.73
   Crude Oil ($/Bbl NYMEX equivalent). . .       6%       $ 19.90   $ 19.90


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

Net Operating Loss Carryforwards
================================

     At December 31, 1996, MESA had a regular tax net operating loss ("NOL") carryforward of approximately $560 million. Additionally, MESA had an alternative minimum tax loss carryforward available to offset future alternative minimum taxable income of approximately $535 million. If not used, these carryforwards will expire between 2007 and 2011. As a result of the Recapitalization, MESA's ability to carry forward its NOLs is subject to the limitations of Section 382 of the Internal Revenue Code of 1986, which, in general, limits the utilization of NOL carryforwards subsequent to a substantial change (generally more than 50%) in corporate stock ownership. Notwithstanding the above limitations, MESA expects the NOL's available in 1997 to be sufficient to offset any taxable income that may be generated in 1997.

Other
=====

     MESA recognizes its ownership interest in natural gas production as revenue. Actual production quantities sold may be different from MESA's ownership share of production in a given period. MESA records these differences as gas balancing receivables or as deferred revenue. Net gas balancing overproduction represented less than 1% of total equivalent production for the six months ended June 30, 1997, compared with net gas balancing underproduction amounting to approximately 3.7% of total equivalent production during the same period in 1996. The gas balancing receivable or deferred revenue component of natural gas and natural gas liquids revenues in future periods is dependent on future rates of production, field allowables and the amount of production taken by MESA or by its joint interest partners.

     Management does not anticipate that inflation will have a significant effect on MESA's operations.

     MESA believes that the costs for compliance with current environmental laws and regulations have not had and will not have a material effect on MESA's financial position or results of operation.

     The Financial Accounting Standards Board has recently issued several new accounting standards. The standards are not anticipated to significantly impact the financial results of MESA. See Note 8 to the consolidated financial statements included in this Form 10-Q for a discussion of the new standards.

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

    *10.26  - Employment Agreement dated as of August 21, 1996, between
              MESA Inc., a Texas corporation, and Ira Jon Brumley, a Texas resident.

    *10.27  - 1996 Incentive Plan of MESA Inc. (Exhibit 10.27 to MESA's Form
              10-K/A dated December 31, 1996).

    *10.28  - Mesa Management Severance Plan including Schedule of
              Participants (Exhibit 10.28 to MESA's Form 10-K/A dated December 31, 1996).

     27     - Article 5 of Regulation S-X Financial Data Schedule
              for the Second Quarter 1997 Form 10-Q.

(b)  Reports on Form 8-K

     1. Current Report on Form 8-K dated April 7, 1997, regarding the proposed merger of MESA Inc. and Parker & Parsley Petroleum Company.

     2. Current Report on Form 8-K dated July 29, 1997, regarding MESA's second quarter results.

                                      SIGNATURES
                                      ==========

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        MESA Inc.
                                                      (Registrant)



                                                   /s/ Wayne A. Stoerner
                                                   ---------------------
                                                     Wayne A. Stoerner
                                                        Controller
                                               (Principal accounting officer
                                                 duly authorized to sign on
                                                  behalf of the Registrant)

Date: August 7, 1997
      --------------

                                   INDEX TO EXHIBITS
                                   -----------------

Exhibit No.   Description
-----------   -----------

    27 Article 5 of Regulation S-X Financial Data Schedule for the Second Quarter 1997 Form 10-Q.

[ARTICLE]                      5
[LEGEND]                       THIS SCHEDULE CONTAINS SUMMARY FINANCIAL
                               INFORMATION EXTRACTED FROM THE MESA INC. AND
                               SUBSIDIARIES JUNE 30, 1997, FINANCIAL
                               STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY
                               BY REFERENCE TO SUCH FINANCIAL STATEMENTS
[MULTIPLIER]                   1,000

[PERIOD-TYPE]                  6-MOS
[FISCAL-YEAR-END]              DEC-31-1996
[PERIOD-END]                   JUN-30-1997
[CASH]                              20,751
[SECURITIES]                           473
[RECEIVABLES]                       45,077
[ALLOWANCES]                         2,534
[INVENTORY]                          3,130
[CURRENT-ASSETS]                    70,832
[PP&E]                           2,377,087
[DEPRECIATION]                   1,025,355
[TOTAL-ASSETS]                   1,505,458
[CURRENT-LIABILITIES]               58,950
[BONDS]                          1,102,999
[PREFERRED-MANDATORY]                1,266
[PREFERRED]                              0
[COMMON]                               643
[OTHER-SE]                         261,568
[TOTAL-LIABILITY-AND-EQUITY]     1,505,458
[SALES]                             77,994
[TOTAL-REVENUES]                    77,994
[CGS]                                    0
[TOTAL-COSTS]                       64,655
[OTHER-EXPENSES]                    27,577
[LOSS-PROVISION]                         0
[INTEREST-EXPENSE]                  25,611
[INCOME-PRETAX]                    (19,847)
[INCOME-TAX]                             0
[INCOME-CONTINUING]                (19,847)
[DISCONTINUED]                           0
[EXTRAORDINARY]                          0
[CHANGES]                                0
[NET-INCOME]                       (19,847)
[EPS-PRIMARY]                        (0.31)
[EPS-DILUTED]                        (0.31)